Form 10-Q
period 2024-03-31
Armlogi Holding Corp.
filed 2024-06-11
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-42099

Armlogi Holding Corp.

(Exact name of registrant as specified in its charter)

Nevada	92-0483179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20301 East Walnut Drive North

Walnut, California, 91789

(Address of principal executive offices) (Zip Code)

(888) 691-2911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	BTOC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 6, 2024, there were 41,600,000 shares of Class A common stock, par value $0.00001 per share, outstanding.

Armlogi Holding Corp.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

i

ARMLOGI HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2024 (UNAUDITED) AND JUNE 30, 2023
(US$, except share data, or otherwise noted)

	March 31, 2024	June 30, 2023
	US$	US$
	Unaudited	Audited
Assets
Current Assets
Cash	3,985,003	6,558,099
Restricted cash	2,061,673	—
Accounts receivable and other receivable, net	25,104,670	17,396,421
Other current assets	2,019,166	1,642,346
Deferred share issuance costs	1,942,943	1,304,712
Prepaid expenses	1,222,050	796,904
Loan receivable	4,135,179	2,449,956
Total current assets	40,470,684	30,148,438
Non-current assets
Due from related parties	—	511,353
Property and equipment, net	10,254,072	7,629,117
Intangible assets, net	101,538	128,027
Right-of-use assets – operating leases	119,515,548	49,659,047
Right-of-use assets – finance leases	348,229	478,984
Total assets	170,690,071	88,554,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	6,822,919	8,470,166
Income taxes payable	4,562,098	2,654,695
Due to related parties	350,209	351,909
Accrued payroll liabilities	463,162	263,356
Operating lease liabilities – current	23,890,833	12,111,309
Finance lease liabilities – current	170,531	198,448
Customer deposits	236,257	424,182
Total current liabilities	36,496,009	24,474,065
Non-current liabilities
Operating lease liabilities – non-current	99,268,652	37,741,370
Finance lease liabilities – non-current	193,238	290,795
Deferred income tax liabilities	1,470,581	735,122
Total liabilities	137,428,480	63,241,352

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 40,000,000 issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	400	400
Additional paid-in capital	9,751,163	8,985,007
Retained earnings	23,510,028	16,328,207
Total stockholders’ equity	33,261,591	25,313,614
Total liabilities and stockholders’ equity	170,690,071	88,554,966

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)
(US$, except share data, or otherwise noted)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	38,439,935	30,133,445	121,689,863	86,961,574
Costs of sales	35,115,736	23,855,350	105,461,383	67,959,387
Gross profit	3,324,199	6,278,095	16,228,480	19,002,187

Operating costs and expenses:
General and administrative	3,269,493	3,051,137	8,097,196	6,974,146
Total operating costs and expenses	3,269,493	3,051,137	8,097,196	6,974,146

Income from operations	54,706	3,226,958	8,131,284	12,028,041

Other (income) expenses:
Other income	(914,419)	(293,016)	(1,902,813)	(954,447)
Finance costs	11,041	15,650	37,779	45,885
Total other (income) expenses	(903,378)	(277,366)	(1,865,034)	(908,562)

Income before provision for income taxes	958,084	3,504,324	9,996,318	12,936,603

Current income tax expense	200,612	1,335,189	2,079,038	3,495,908
Deferred income tax expense	75,252	(9,972)	735,459	480,002
Total income tax expenses	275,864	1,325,217	2,814,497	3,975,910
Net income	682,220	2,179,107	7,181,821	8,960,693
Total comprehensive income	682,220	2,179,107	7,181,821	8,960,693

Basic & diluted net earnings per share	0.02	0.05	0.18	0.22
Weighted average number of shares of common stock-basic and diluted	40,000,000	40,000,000	40,000,000	40,000,000

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings	Total equity
Nine Months Ended
Balance as of June 30, 2023	40,000,000	400	8,985,007	16,328,207	25,313,614
Net income	—	—	—	7,181,821	7,181,821
Contribution from stockholders	—	—	766,156	—	766,156
Balance as of March 31, 2024 (unaudited)	40,000,000	400	9,751,163	23,510,028	33,261,591

Three Months ended
Balance as of December 31, 2023	40,000,000	400	9,550,007	22,827,808	32,378,215
Net income	—	—	—	682,220	682,220
Contribution from stockholders	—	—	201,156	—	201,156
Balance as of March 31, 2024 (unaudited)	40,000,000	400	9,751,163	23,510,028	33,261,591

Nine Months Ended
Balance as of June 30, 2022	40,000,000	400	8,162,207	2,406,669	10,569,276
Net income	—	—	—	8,960,693	8,960,693
Contribution from stockholders	—	—	350,000	—	350,000
Balance as of March 31, 2023 (unaudited)	40,000,000	400	8,512,207	11,367,362	19,879,969

Three Months ended
Balance as of December 31, 2022	40,000,000	400	8,512,207	9,188,255	17,700,862
Net income	—	—	—	2,179,107	2,179,107
Contribution from stockholders	—	—	—	—	—
Balance as of March 31, 2023 (unaudited)	40,000,000	400	8,512,207	11,367,362	19,879,969

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)
(US$, except share data, or otherwise noted)

	For The Nine Months Ended March 31, 2024	For The Nine Months Ended March 31, 2023
	US$	US$
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net income	7,181,821	8,960,693
Adjustments for items not affecting cash:
Net loss from disposal of fixed assets	6,895	—
Depreciation of property and equipment and right-of-use financial assets	1,444,441	918,112
Amortization	26,488	22,088
Non-cash operating leases expense	3,450,304	266,280
Current estimated credit loss	(22,827)	—
Accretion of finance lease liabilities	37,779	45,885
Deferred income taxes	735,459	480,002
Interest income	(87,923)	(5,609)
Changes in operating assets and liabilities
Accounts receivable and other receivables	(7,685,423)	(2,553,582)
Other current assets	(376,820)	(1,092,348)
Prepaid expenses	(425,146)	(318,266)
Accounts payable & accrued liabilities	(2,212,137)	571,336
Customer deposits	(187,925)	—
Income tax payable	1,907,403	2,852,182
Accrued payroll liabilities	199,806	326,673
Net cash provided from operating activities	3,992,195	10,473,446

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,080,643)	(1,789,248)
Purchase of intangible assets	—	(51,464)
Loan receivable	(1,600,000)	(2,425,000)
Net cash used in investing activities	(4,680,643)	(4,265,712)

Cash Flows from Financing Activities:
Net proceeds received from (repaid to) related parties	1,000	(2,503,233)
Proceeds (lend to) from related parties	511,353	(512,314)
Repayments of finance lease liabilities	(163,253)	(153,561)
Deferred issuance costs for initial public offering	(638,231)	(205,000)
Capital contributions from stockholders	466,156	350,000
Net cash provided by (used in) financing activities	177,025	(3,024,108)

Net increase in cash, cash equivalents and restricted cash	(511,423)	3,183,626
Cash and cash equivalents, beginning of year	6,558,099	2,248,760
Cash and restricted cash, end of nine months period	6,046,676	5,432,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Income taxes paid	(171,635)	(643,726)
NON-CASH TRANSACTIONS:
Right-of-use assets acquired in exchange for operating lease liabilities	81,927,507	6,900,346
IPO expenses paid by stockholders	300,000	350,000

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and principal activities

Armlogi Holding Corp. and its consolidated subsidiaries (the “Company”) operate as a third-party logistics company, providing multi-model transportation and logistics services primarily in the United States.

The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, Trucking, and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added logistics services, including warehousing services, materials management and distribution services, and customs house brokerage services, to complement its core transportation service offering.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending June 30, 2024 or for any other future annual or interim period. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the years ended June 30, 2023 and 2022, included in the Company’s Registration Statement on Form S-1 (File No. 333-274667).

Principal of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

	Principal activities	Percentage of ownership	Date of incorporation	Place of incorporation
Armlogi Holding Corp.	Holding company	—	September 27, 2022	Nevada, U.S.
Armstrong Logistic Inc.	Logistic services	100%	April 16, 2020	California, U.S.
Armlogi Truck Dispatching LLC	Truck dispatching services	100%	February 26, 2021	California, U.S.
Andtech Trucking LLC	Trucking services	100%	May 7, 2021	California, U.S.
Armlogi Trucking LLC	Trucking services	100%	March 25, 2021	California, U.S.
Andtech Customs Broker LLC	Customs house brokerage services	100%	June 8, 2021	California, U.S.
Armlogi Group LLC	Leasing services	100%	October 19, 2021	California, U.S.

Use of estimates

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. There were no critical accounting estimates affecting the unaudited condensed consolidated financial statements for the nine months ended March 31, 2024 and 2023.

Cash and restricted cash

Cash consist of petty cash on hand and cash held in banks, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. Restricted cash represents the cash restricted for two standby letters of credit with Eastwest Bank. The term of each of the letters of credit is one year starting from August 1, 2023 and November 7, 2023, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Certain risks and concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and restricted cash, receivables, loan receivable and other current assets. As of March 31, 2024 and June 30, 2023, substantially all of the Company’s cash and restricted cash were held in financial institutions located in the U.S., which management considers to be of high credit quality.

During the nine months ended March 31, 2024 and 2023, our five largest customers accounted for approximately 55.0% and 65.1% of our total revenue, respectively. One supplier accounted for approximately 52% and 58% of the total purchases during the nine months ended March 31, 2024 and 2023, respectively, and no other suppliers accounted for more than 10% of the total purchases over the same period.

As of March 31, 2024 and June 30, 2023, the largest three accounts receivable balances from customers accounted for 52% and 41% of the total balance of accounts receivable, respectively.

Accounts receivable and other receivables

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers. The carrying value of the Company’s receivables, net of the expected credit loss, represents their estimated net realizable value. The Company evaluates the expected credit loss of accounts receivable and other receivables on a loss rate method based on historical information adjusted for current conditions and future estimated economic performance. The Company’s credit term generally ranged from 3 to 30 days. If there is an approval from the board of the Company, the credit term can extend to 180 days.

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation and impairment. Depreciation of property and equipment is calculated on a straight-line basis, after consideration of expected useful lives and estimated residual values. The estimated annual deprecation rates of these assets are generally as follows:

Category	Depreciation method	Depreciation rate
Furniture and fixtures	Straight-line	7 years
Auto & trucks	Straight-line	5 – 8 years
Trailers & truck chassis	Straight-line	15 – 17 years
Machinery & equipment	Straight-line	2 – 7 years
Leasehold improvements	Straight-line	Shorter of lease term or 15 years

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses on disposals are the differences between net sales proceeds and carrying amounts of the relevant assets and are recognized in the consolidated statements of operations and comprehensive income.

Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the nine months ended March 31, 2024 and 2023.

Intangible assets consist of software and security systems, which are amortized using the straight-line method over five to seven years.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Revenue recognition

The Company provides one-stop logistic services. The Company’s revenue is primarily from transportation services, which include the arrangement of freight services. The Company generates its transportation services revenue by purchasing transportation from direct carriers and reselling those services to its customers.

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services that are provided to the customer, including certain ancillary services, such as loading/unloading, freight insurance, and customs clearance, represent a single performance obligation, as these promises are not distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based on the departure date and the delivery date. Determination of the transit period and the percentage of completion of the shipment as of the reporting date will affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers.

The Company also provides warehousing services for its customers. These warehousing service contracts include two performance obligations: i) inventory management and order fulfilment and ii) storage services. The Company’s performance obligation for inventory management and order fulfilment is satisfied at a point in time as services are generally priced based on the number of items processed and handled. The benefits are consumed by the customers at the point in time when such specific services are performed by the Company. Performance of such services generally takes less than one day to process. The performance obligation for storage services is satisfied over time as the storage service is based on a term period and the customers simultaneously receive and consume the services provided by the Company as they are performed. The transaction price for the warehousing services is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement per unit pricing for time and pricing for materials used and is determined based on cost plus a mark-up for hours of services provided and materials used and is recognized based on the level of activity volume.

Other services include primarily customs house brokerage services sold on a stand-alone basis as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue.

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation since it is in control of establishing the prices for the specified services, managing all aspects of the shipments process, and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the consolidated statements of comprehensive income.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

A summary of the Company’s revenue disaggregated by major service lines are as follows:

	March 31, 2024	March 31, 2023
	US$	US$
Transportation services	84,664,603	61,998,726
Warehousing services	36,606,859	24,531,240
Other services	418,401	431,608
Total	121,689,863	86,961,574

Practical Expedients

The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period, as the Company’s contracts with its transportation customers have an expected duration of one year or less.

For the performance obligation to transfer warehousing services in contracts with customers, revenue is recognized in the amount for which the Company has the right to invoice the customer, as this amount corresponds directly with the value provided to the customer for the Company’s performance completed to date.

The Company also applies the practical expedient that permits the recognition of employee sales commissions related to transportation services as an expense when incurred, since the amortization period of such costs is less than one year. These costs are included in the consolidated statements of comprehensive income.

Leases

The Company adopted ASC 842 — Leases for its fiscal year beginning on July 1, 2021. There were some insignificant forklift finance leases subject to ASC 842 upon the adoption of the new standard. Since these forklift finance leases are classified as finance leases under ASC 842 and were also previously classified as finance leases under the legacy ASC 840, the adoption of the ASC 842 did not result in material adjustments to these finance leases compared to ASC 840.

The Company determines if an arrangement is a lease at inception. Leases are classified as either operating leases or finance leases pursuant to ASC 842.

i) Operating leases

Operating leases are recognized as right-of-use (“ROU”) assets in non-current assets and lease liabilities in current and non-current liabilities in the consolidated balance sheets if the initial lease term is greater than 12 months. For leases with an initial term of 12 months or less, the Company recognizes those lease payments on a straight-line basis over the lease term.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. Lease expenses for lease payments are recognized on a straight-line basis over the lease term and are included in general and administrative expenses, costs of sales and other expenses.

ii) Finance leases

Finance lease ROU assets are included in ROU and current lease liabilities, and other non-current lease liabilities in the consolidated balance sheets.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Finance lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. Finance lease ROU assets are generally amortized over the lease term and are included in depreciation expenses. The interest on the finance lease liabilities is included in interest expense.

Annually, the Company performs an impairment analysis on ROU assets, and as of March 31, 2024, there was no material impairment to ROU assets.

The Company has elected the accounting policy to account for leases with both lease and non-lease components as a single lease component. For leases with an initial term of 12 months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expenses on a straight-line basis over the lease term. Expenses for these short-term leases for the nine months ended March 31, 2024 and 2023 were immaterial.

Taxation

Current income taxes are provided on the basis of net profit for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carry forwards and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period of the enactment of the change.

The Company considers positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, the Company has considered possible sources of taxable income, including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2024 and June 30, 2023.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Earnings per share

Basic earnings per share of commons stock is computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income allocable to common stockholders by the weighted average number of shares outstanding, plus the number of additional shares that would have been outstanding if the potential shares, such as restricted stock awards and stock options, had been issued and were considered dilutive.

Segment Reporting

The Company follows FASB ASC Topic 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess each operating segment’s performance.

Based on the guidance provided by ASC Topic 280, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its services and customers. All the Company’s business activities for the nine months ended March 31, 2024 and 2023 were conducted in the U.S.

Fair value measurement

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable, market-based inputs, other than quoted prices, in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments include cash and restricted cash, accounts receivable and other receivables, loan receivable, other current assets, due from related parties, accounts payable and accrued liabilities, income tax payable, due to related parties, and lease liabilities. The carrying amounts of cash and restricted cash, accounts receivable and other receivables, loan receivable, other current assets, due from related parties, accounts payable and accrued liabilities and income tax payable, due to related parties, and short-term lease liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s long-term lease liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring or non-recurring basis as of March 31, 2024 and June 30, 2023.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Costs of sales

Costs of sales primarily consist of amortization and depreciation, equipment lease and warehouse lease expenses, freight expenses, port handling and customs fees, salary and benefits, temporary labor expenses, warehouse expenses, utilities and other expenses.

General and administrative expenses

General and administrative expenses primarily consist of office equipment and furniture depreciation expenses, office expenses, professional fees, office space rental expenses, repairs and maintenance, salary and benefits, sundry costs, vehicle expenses, tax and licenses, credit loss expenses, and other expenses.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. Accounts receivable and other receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	March 31, 2024	June 30, 2023
	US$	US$
Accounts receivable – third parties	19,823,881	17,780,426
Accounts receivable – related parties	1,040,750	282,526
Other receivables – third parties*	2,534,505	—
Other receivables – related parties*	2,001,049	—
Gross total	25,400,185	18,062,952
Less: allowance for credit loss	(295,515)	(666,531)
Total	25,104,670	17,396,421

*	The balance is comprised primarily of accounts receivable associated with service arrangements that are not within the scope of ASC 606.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2024	June 30, 2023
	US$	US$
Furniture and fixtures	9,178,846	6,664,165
Auto & Truck	1,663,045	1,212,256
Trailers & track chassis	1,135,611	740,611
Machinery & equipment	1,452,362	875,545
Leasehold improvement	74,098	74,098
Total	13,503,962	9,566,675
Less: Accumulated depreciation	(3,249,890)	(1,937,558)
Property and equipment, net	10,254,072	7,629,117

Depreciation expenses are recorded in costs of sales and general and administrative expenses. The Company recorded depreciation expenses of US$1,313,684 and US$788,699 during the nine months ended March 31, 2024 and 2023, respectively. Specifically, US$1,091,795 and US$641,222 of the depreciation expenses were recorded in costs of sales for the nine months ended March 31, 2024 and 2023, respectively. US$221,889 and US$147,477 of the depreciation

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Property and Equipment, Net (cont.)

expenses were recorded in general and administrative expenses for the nine months ended March 31, 2024 and 2023, respectively. The Company recorded depreciation expenses of US$525,167 and US$289,689 during the three months ended March 31, 2024 and 2023, respectively. Specifically, US$436,084 and US$235,478 of the depreciation expenses was recorded in costs of sales for the three months ended March 31, 2024 and 2023, respectively. US$89,083 and US$54,211 of the depreciation expenses were recorded in general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively.

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2024	June 30, 2023
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated depreciation	(84,241)	(57,752)
Intangible, net	101,538	128,027

The Company recorded amortization of US$26,488 and US$22,088, which were included in costs of sales, for the nine months ended March 31, 2024 and 2023, respectively.

The Company recorded amortization of US$8,829 and US$8,229, which were included in costs of sales, for the three months ended March 31, 2024 and 2023, respectively.

6. Loan Receivable

The Company’s loan receivable is consisted of the following:

i)	On February 8, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$500,000. The loan matures on February 15, 2024 and bears interest at a rate of 3.2% annually. The loan was fully paid on May 29, 2024.

ii)	On February 27, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$1,000,000. The loan matures on March 25, 2024 and bears interest at a rate of 3.2% annually. The loan was fully paid on May 29, 2024.

iii)	On March 24, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$925,000. The loan matures on April 30, 2024 and bears interest at a rate of 3.2% annually. The loan was fully paid on June 6, 2024.

iv)	On July 10, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$1,000,000. The loan matures on August 31, 2024 and bears interest at a rate of 3.2% annually.

v)	On January 24, 2024, the Company entered into a loan agreement with Paul Tam for a principal of US$150,000. The loan matures on January 24, 2025 and bears interest at a rate of 3.2% annually. The loan has been fully paid on February 13, 2024.

vi)	On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc. for a principal of US$600,000. The loan matures on January 24, 2025 and bears interest at a rate of 3.2% annually.

As of March 31, 2024, the Company recorded a loan receivable balance of US$4,135,179, including accrued interest income of US$110,179.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases

As of March 31, 2024, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through April 2026 to November 2034 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of right-of-use assets or lease liabilities, as there is no reasonable certainty, as of the date of this report, that these options will be exercised. The Company has certain sublease contracts and recognized US$2,133,436 and US$198,000 lease income during the nine months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized US$970,898 and US$69,000 lease income, respectively.

As of March 31, 2024, the Company recognized additional operating lease liabilities of US$73,306,806, compared to the balance of US$49,852,679 as of June 30, 2023, as the result of entering into three new operating lease agreements. The ROU assets were recognized at the discount rate range from 10.50% to 10.75%, resulting in US$81,927,507 on the commencement dates.

As of March 31, 2024, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2024	4,418,689	48,331
2025	28,620,864	175,880
2026 and beyond	138,682,715	196,392
Total minimum lease payment	171,722,268	420,603
Less: imputed interest	(48,562,783)	(56,834)
Total lease liabilities	123,159,485	363,769
Less: current potion	(23,890,833)	(170,531)
Non-current portion	99,268,652	193,238

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2024	June 30, 2023
	US$	US$
Accounts payable	5,041,296	7,492,591
Credit card Payable	1,455,993	899,305
Other liabilities	325,630	78,270
Total	6,822,919	8,470,166

Other liabilities as of March 31, 2024 mainly consisted of tenant’s deposit.

9. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, and 40,000,000 shares were issued and outstanding as of March 31, 2024 and June 30, 2023, respectively. No additional shares were issued during the nine months ended March 31, 2024 and 2023.

During the nine months ended March 31, 2024, the Company’s stockholders made a total of US$766,156 (2023: US$350,000) of capital contributions to the Company.

10. Earnings per Share

Basic and diluted net earnings per share for the nine months ended March 31, 2024 and 2023 were as follows:

	March 31, 2024	March 31, 2023
	US$	US$
Numerator:
Net income attributable to stockholders – basic and diluted	7,181,821	8,960,693

Denominator:
Weighted average number of shares of common stock outstanding – basic and diluted	40,000,000	40,000,000
Earnings per share attributable to stockholders – basic and diluted	0.18	0.22

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Commitments and Contingencies

Other commitments

Other than the standby letter of credit (note 2) and the operating and finance leases (note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of March 31, 2024 and June 30, 2023.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations taken as a whole. As of March 31, 2024, the Company was not a party to any material legal or administrative proceedings.

12. Related Party Transactions and Balances

Related Parties

Name of related parties	Relationship with the Company
Jacky Chen	Former CEO of the Company’s significant operating subsidiary, Armstrong Logistic Inc. (from January 1, 2021 to December 31, 2021)
Aidy Chou	Founder, CEO, and substantial stockholder
Tong Wu	Founder, Secretary, Treasurer, director, and substantial stockholder
DNA Motor Inc.	A company wholly-owned by Jacky Chen
Junchu Inc.	A company wholly-owned by Tong Wu

Related Party transactions

The Company had the following related party transactions:

(i)	During the nine months ended March 31, 2024, the Company’s related parties, Jacky Chen, Aidy Chou and Tong Wu advanced an aggregate of US$1,000 to support the Company’s working capital needs.

(ii)	During the nine months ended March 31, 2024, Junchu Inc., a company wholly owned by Tong Wu, repaid the loan with a principal of US$500,000 and interest expense of US$11,353.

(iii)	DNA Motor Inc., the landlord of five of the Company’s operating leases is owned by Jacky Chen. During the nine months ended March 31, 2024, for these operating leases, US$302,537 (2023: US$1,361,857) lease expense was recorded in general administrative expenses and US$8,724,422 (2023: US$8,772,503) was recorded in costs of sales and US$829,563 (2023: nil) was recorded in other expenses. The aggregate lease liability associated with these operating leases as of March 31, 2024 was US$34,714,898.

(iii)	During the nine months ended March 31, 2024, the Company generated revenue of US$1,362,898 for providing logistic services to DNA Motor Inc.

(iv)	During the nine months ended March 31, 2024, the Company incurred operating expenses that totaled US$52,000 for outside services provided by DNA Motor Inc.

(v)	On January 22, 2024, the Company entered into a loan agreement with Tony Wu for a principal of US$700,000. The loan matures on January 24, 2025 and bears interest at a rate of 3.2% annually. On March 6, 2024, the loan was repaid with the principal and interest expense of US$2,700.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Related Party Transactions and Balances (cont.)

Due from related party balance

The Company’s balances due from related parties as of March 31, 2024 and June 30, 2023 were as follows:

	March 31, 2024	June 30, 2023
	US$	US$
Junchu Inc.	—	511,353
Total	—	511,353

The due from related party balances as of June 30, 2023 are unsecured, bear interest at a rate of 3.2%, and are due on demand.

Due to related party balance

The Company’s balances due to related parties as of March 31, 2024 and June 30, 2023 were as follows:

	March 31, 2024	June 30, 2023
	US$	US$
Aidy Chou	—	—
Tong Wu	181,971	184,671
Jacky Chen	168,238	167,238
Total	350,209	351,909

The due to related party balances as of March 31, 2024 and June 30, 2023 are unsecured, interest-free, and are due on demand.

13. Subsequent Events

On May 13, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC, as representative of the several underwriters listed on Schedule A to the Underwriting Agreement (the “Representative”), relating to the Company’s initial public offering (the “IPO”) of 1,600,000 shares of common stock, par value US$0.00001 per share, for a price of US$5.00 per share, less certain underwriting discounts. The Company also granted the underwriters a 45-day option to purchase up to 240,000 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO.

On May 15, 2024, the Company closed the IPO. The Company completed the IPO pursuant to its registration statement on Form S-1 (File No. 333-274667), which was initially filed with the SEC on September 25, 2023, as amended, and declared effective by the SEC on May 13, 2024. The offering was conducted on a firm commitment basis. The Company’s shares of common stock were previously approved for listing on the Nasdaq Global Market and commenced trading under the ticker symbol “BTOC” on May 14, 2024. On May 15, 2024, the Company issued to the Representative and its affiliates warrants, exercisable during the five-year period from the commencement of sales of the offering, entitling the Representative to purchase an aggregate of up to 80,000 shares of common stock at a per share price equal to 125.0% of the public offering price per share in the IPO, or US$6.25.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our registration statement on Form S-1 (File No. 333-274667), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 25, 2023, as amended, and declared effective by the SEC on May 13, 2024.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. We do not intend, and undertake no obligation, to update any forward-looking statement, except as required by law.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our registration statement on Form S-1 (File No. 333-274667).

Results of Operations

The following table outlines our unaudited condensed consolidated statements of income for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	38,439,935	30,133,445	121,689,863	86,961,574
Costs of sales	35,115,736	23,855,350	105,461,383	67,959,387
Gross profit	3,324,199	6,278,095	16,228,480	19,002,187

Operating costs and expenses:
General and administrative	3,269,493	3,051,137	8,097,196	6,974,146
Total operating costs and expenses	3,269,493	3,051,137	8,097,196	6,974,146

Income from operations	54,706	3,226,958	8,131,284	12,028,041

Other (income) expenses:
Other income	(914,419)	(293,016)	(1,902,813)	(954,447)
Finance costs	11,041	15,650	37,779	45,885
Total other (income) expenses	(903,378)	(277,366)	(1,865,034)	(908,562)

Income before provision for income taxes	958,084	3,504,324	9,996,318	12,936,603

Current income tax expense	200,612	1,335,189	2,079,038	3,495,908
Deferred income tax expense	75,252	(9,972)	735,459	480,002
Total income tax expenses	275,864	1,325,217	2,814,497	3,975,910
Net income	682,220	2,179,107	7,181,821	8,960,693
Total comprehensive income	682,220	2,179,107	7,181,821	8,960,693

Basic & diluted net earnings per share	0.02	0.05	0.18	0.22
Weighted average number of shares of common stock-basic and diluted	40,000,000	40,000,000	40,000,000	40,000,000

Revenue, costs of sales, and gross profit margin

The following table sets forth our revenue for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	38,439,935	30,133,445	121,689,863	86,961,574
Costs of sales	35,115,736	23,855,350	105,461,383	67,959,387
Gross profit	3,324,199	6,278,095	16,228,480	19,002,187
Gross profit margin %	8.6%	20.8%	13.3%	21.9%

The following table outlines the compositions of our revenue streams:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Transportation services	25,024,889	21,166,120	84,664,603	61,998,726
Warehousing services	13,372,014	8,885,368	36,606,859	24,531,240
Other services	43,032	81,957	418,401	431,608
Total	38,439,935	30,133,445	121,689,863	86,961,574

Three Months Ended March 31, 2024 and 2023

Our revenue increased by $8.3 million, or 27.6%, to $38.4 million during the three months ended March 31, 2024, from $30.1 million for the same period in 2023. The increase was due to the effect of following factors:

1)	Revenue from our transportation services increased by $3.9 million, or 18.2%, due to the rapid expansion of our business in 2023, as we expanded our warehouse operational capacities in California and New Jersey.

2)	Revenue from our warehousing services increased by $4.5 million, or 50.5%. As an integrated part of our one-stop warehousing and logistics services, our warehousing services also increased as a result of the growth in our transportation services.

3)	Revenue from other services decreased by $0.04 million. Other revenue mainly consisted of revenue from our customs brokerage services.

Our costs of sales mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of sales increased by $11.3 million, or 47.2%, during the three months ended March 31, 2024, compared with the same period in 2023. The increase was in line with the increase of our revenue.

Nine Months Ended March 31, 2024 and 2023

Our revenue increased by $34.7 million, or 39.9%, to $121.7 million during the nine months ended March 31, 2024, compared to $87.0 million for the same period in 2023. The increase was due to the following factors:

1)	Revenue from our transportation services increased by $22.7 million, or 36.6%, due to the rapid expansion of our business in 2023, as we expanded our warehouse operational capacities in California and New Jersey.

2)	Revenue from our warehousing services increased by $12.1 million, or 49.2%. As an integrated part of our one-stop warehousing and logistics services, our warehousing services also increased as a result of the growth in our transportation services.

3)	Revenue from other services decreased by $0.01 million. Other revenue mainly consisted of revenue from our customs brokerage services.

Our costs of sales mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of sales increased by $37.5 million, or 55.2%, during the nine months ended March 31, 2024, compared with the same period in 2023. The increase was in line with the significant increase of our revenue.

The following table sets forth a breakdown of our costs of sales for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Amortization	8,829	8,229	26,488	151,501
Depreciation	436,084	236,601	1,222,550	641,222
Rental expenses	7,633,143	3,794,044	20,837,098	9,922,594
Freight expenses	19,872,642	16,908,762	62,766,326	48,369,492
Port handling and customs fees	51,347	762	370,438	99,461
Salary and benefits	2,095,115	809,754	5,556,288	2,332,045
Temporary labor expenses	3,118,921	1,619,054	9,399,535	5,370,568
Warehouse expenses	1,767,328	265,570	4,235,306	633,086
Utilities	102,494	102,924	362,468	303,594
Other expenses	29,833	109,650	684,886	135,824
Total	35,115,736	23,855,350	105,461,383	67,959,387

Three Months Ended March 31, 2024 and 2023

Our freight expenses, rental expenses (primarily warehouse operating lease expenses), temporary labor expenses, and salary and benefits increased significantly by $3.0 million, $3.8 million, $1.5 million, and $1.3 million, respectively, during the three months ended March 31, 2024, compared to the same period in 2023. The increases in these expenses were all due to the growth of our revenue in transportation services and warehouse services.

Our overall gross profit margin decreased from 20.8% for the three months ended March 31, 2023 to 8.6% for the same period in 2024, primarily due to our expansion into the Fontana, California warehouse and the temporary disruption of operations in California as inventory was relocated to a new facility. Although the profit margins of our transportation services (e.g. FedEx, ocean freight, and truck deliveries) for the three months ended March 31, 2024, remained stable or slightly higher compared to the previous year, the profit margins for our warehousing services experienced a decrease during the same period. This decline is attributable to increases in the rental expenses, salary and benefits, temporary labor expenses, and warehouse expenses of approximately 101%, 159%, 93%, and 565%, respectively, despite a relatively modest increase in warehousing services revenue of approximately 50.5%.

Nine Months Ended March 31, 2024 and 2023

Our freight expenses, rental expenses (primarily warehouse operating lease expenses), temporary labor expenses, and salary and benefits increased significantly by $14.4 million, $10.9 million, $4 million, and $3.2 million, respectively, during the nine months ended March 31, 2024 compared to the same period in 2023. The increases in these expenses were all due to the growth of our revenue in transportation services and warehouse services.

Our overall gross profit margin decreased from 21.9% for the nine months ended March 31, 2023 to 13.3% for the same period in 2024, primarily due to our expansion into the Fontana, California warehouse and the temporary disruption of operations in California, as inventory was relocated to a new facility. Although the profit margins of our transportation services (e.g. FedEx, ocean freight, and truck deliveries) for the nine months ended March 31, 2024, remained stable or slightly higher compared to the previous year, the profit margins for our warehousing services experienced a significant decrease during the same period. This decline is attributable to increases in the rental expenses, salary and benefits, temporary labor expenses, and warehouse expenses of approximately 110%, 138%, 75%, and 569%, respectively, despite a relatively modest increase in warehousing services revenue of approximately 49.2%.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Bank charges	2,347	1,390	51,890	12,306
Depreciation	89,083	54,211	221,889	147,477
Office expenses	470,490	240,431	1,846,669	808,027
Professional fees	103,849	118,376	217,412	278,867
Rental expenses	1,056,224	1,052,826	1,258,030	1,506,997
Repairs and maintenance	383,941	170,916	816,717	359,766
Salary and benefits	950,441	1,296,570	3,190,431	3,530,958
Sundries	121,136	9,181	157,596	44,480
Tax and licenses	21,216	45,443	123,084	78,366
Vehicle expenses	47,209	55,130	145,697	160,122
Other expenses	21,821	6,663	90,608	46,780
Credit loss expenses	1,736	—	(22,827)	—
Total	3,269,493	3,051,137	8,097,196	6,974,146

Three Months Ended March 31, 2024 and 2023

Our general and administrative expenses increased by $0.2 million, from $3.1 million for the three months ended March 31, 2023, to $3.3 million for the same period in 2024, representing an increase of 7%. The increase was due to increased administrative activities primarily related to office supplies, and repairs and maintenance, to accommodate our business expansion.

Nine Months Ended March 31, 2024 and 2023

Our general and administrative expenses increased by $1.1 million, from $7.0 million for the nine months ended March 31, 2023 to $8.1 million for the same period in 2024, representing an increase of 16%. The increase was due to increased administrative activities primarily related to office supplies, and repairs and maintenance, to accommodate our business expansion.

Income Tax

Our income tax expense decreased by $1.0 million for the three months ended March 31, 2024 compared to the same period in 2023, mainly due to the decrease in profit before tax by $2.5 million during the three months ended March 31, 2024.

Our income tax expense decreased by $1.2 million for the nine months ended March 31, 2024 compared to the same period in 2023, mainly due to the decrease in profit before tax by $2.9 million during the nine months ended March 31, 2024.

Net income

As a result of the foregoing, our net income for the three months ended March 31, 2024 was $0.7 million, compared with the net income of $2.2 million for the same period in 2023, representing a decrease by $1.5 million.

Our net income for the nine months ended March 31, 2024 was $7.2 million, compared with the net income of $9.0 million for the same period in 2023, representing a decrease by $1.8 million.

Liquidity and Capital Resources

In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this Quarterly Report, we have financed our operations primarily through cash generated by operating activities and capital contributions from stockholders. As of March 31, 2024 and June 30, 2023, we had cash (including restricted cash) of $6.0 million and $6.6 million, respectively, which primarily consisted of cash deposited in banks.

Our working capital requirements mainly consist of costs of sales and general and administrative expenses. We expect that our capital requirements will be met by cash generated from our operating activities and financing activities from our principal stockholders. We believe that our current cash and cash generated from our operating activities will be sufficient to meet our current and anticipated working capital requirements and capital expenditures for at least the next 12 months. We may, however, need additional cash resources in the future if we experience changes in our business conditions or other developments.

Cash Flows for the Nine Months Ended March 31, 2024 and 2023

	For the Nine months Ended March 31, 2024	For the Nine months Ended March 31, 2023
	US$	US$
Net cash provided by operating activities	3,992,195	10,473,446
Net cash used in investing activities	(4,680,643)	(4,265,712)
Net cash provided by (used in) financing activities	177,025	(3,024,108)
Net increase (decrease) in cash	(511,423)	3,183,626
Cash at beginning of period	6,558,099	2,248,760
Cash and restricted cash at end of period	6,046,676	5,432,386

We had a balance of cash and restricted cash of $6.0 million as of March 31, 2024, compared with a balance of $6.6 million as of June 30, 2023. During the nine months ended March 31, 2024, we mainly derived our cash inflow from operating activities.

Operating Activities

Net cash provided by operating activities was $4.0 million for the nine months ended March 31, 2024, compared to net cash provided in operating activities of $10.5 million for the same period in 2023, representing a $6.5 million decrease in the net cash inflow provided by operating activities. The decrease was primarily due to the following:

(i)	We had net income of $7.2 million for the nine months ended March 31, 2024. For the same period in 2023, we had net income of $9.0 million, which led to a $1.8 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables were $7.7 million cash outflow for the nine months ended March 31, 2024. For the same period in 2023, changes in accounts receivable and other receivables were $2.6 million cash outflow, which led to a $5.1 million increase in net cash outflow from operating activities.

(iii)	Changes in accounts payable and accrued liabilities used $2.2 million net cash outflow for the nine months ended March 31, 2024. For the same period in 2023, changes in accounts payable and accrued liabilities provided net cash inflow of $0.6 million, which led to a $2.8 million increase in net cash outflow from operating activities.

(iv)	Changes in tax payable provided $1.9 million net cash inflow for the nine months ended March 31, 2024. For the same period in 2023, changes in tax payable provided net cash inflow of $2.9 million, which led to a $0.9 million decreased in net cash inflow from operating activities.

(v)	Changes in payroll liabilities provided $0.2 million net cash inflow for the nine months ended March 31, 2024. For the same period in 2023, changes in payroll liabilities provided net cash inflow of $0.3 million, which led to a $0.1 million decrease in net cash inflow from operating activities.

(vi)	Changes in non-cash items provided $5.6 million net cash inflow for the nine months ended March 31, 2024. For the same period in 2023, changes in non-cash items provided net cash inflow of $1.7 million, which led to a $3.9 million increase in net cash inflow from operating activities.

Investing Activities

Net cash used in investing activities was $4.7 million for the nine months ended March 31, 2024, primarily attributable to $3.1 million cash used for the purchase of property and equipment and $1.6 million used for loans extended to a customer for the nine months ended March 31, 2024.

For the same period in 2023, net cash used in investing activities was $4.3 million, primarily attributable to $1.8 million cash used for the purchase of property and equipment and $2.4 million used for loans extended to a customer.

Financing Activities

For the nine months ended March 31, 2024, we had net cash provided by financing activities of $0.2 million, which was primarily attributable to the net effects of: (i) $0.5 million collected from related parties for the repayment of loans we previously advanced to them; (ii) $0.6 million used for expenses relating to the initial public offering; (iii) $0.2 million used to repay finance lease liabilities; and (iv) $0.5 million in capital contributions from stockholders.

For the nine months ended March 31, 2023, we had net cash used in financing activities of $3.0 million, which was primarily attributable to the net effects of: (i) $2.5 million used to repay related parties; (ii) $0.5 million advanced to related parties; iii) $0.2 million used for expenses relating to the initial public offering; (iv) $0.2 million used to repay finance lease liabilities; and (v) $0.4 million in capital contributions from stockholders.

Commitments and Contractual Obligations

As of March 31, 2024, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through April 2026 to November 2034 with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of right-of-use assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised.

As of March 31, 2024, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2024	4,418,689	48,331
2025	28,620,864	175,880
2026 and beyond	138,682,715	196,392
Total minimum lease payment	171,722,268	420,603
Less: imputed interest	(48,562,783)	(56,834)
Total lease liabilities	123,159,485	363,769
Less: current potion	(23,890,833)	(170,531)
Non-current portion	99,268,652	193,238

Other than the above leases, we did not have significant commitments, long-term obligations, or guarantees as of March 31, 2024.

Off-balance Sheet Commitments and Arrangements

Other than two one-year term standby letters of credit with Eastwest Bank in the aggregate amount of $2,061,673, we did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2024, we still have unused credit of $2,061,673 with Eastwest Bank.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of this Quarterly Report, and revenue and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

Despite that management determines that there are no critical accounting estimates, the one that requires relatively significant estimates relates to useful lives of property and equipment.

Property and equipment are recorded at cost, less accumulated depreciation and impairment. The estimation of useful lives impacts the level of annual depreciation expenses recorded and the estimation is a matter of judgment based on the experience of our Company and general industry practice with similar assets. The estimated annual deprecation rates of our property and equipment are generally as follows:

Category	Depreciation method	Depreciation rate
Furniture and fixtures	Straight-line	7 years
Auto & trucks	Straight-line	5 – 8 years
Trailers & truck chassis	Straight-line	15 – 17 years
Machinery & equipment	Straight-line	2 – 7 years
Leasehold improvements	Straight-line	Shorter of lease term or 15 years

As of March 31, 2024 and June 30, 2023, the historical cost of property and equipment was $13,503,962 and $9,566,675, respectively.

We recorded depreciation expenses of $1,313,684 and $788,699 during the nine months ended March 31, 2024 and 2023, respectively. For the nine months ended March 31, 2024 and 2023, we recorded depreciation expenses of $1,091,795 and $641,222 in costs of sales, respectively, and $221,889 and $147,477 in general and administrative expenses, respectively.

While our significant accounting policies are more fully described in “Note 2 — Summary of Significant Accounting Policies” in the notes to our unaudited financial statements, we believe that there were no critical accounting policies that affect the preparation of financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ARMLOGI HOLDING CORP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-274667) for our initial public offering, which was declared effective by the SEC on May 13, 2024. In May 2024, we completed our initial public offering in which we issued and sold an aggregate of 1,600,000 shares of common stock, at a price of $5.00 per share for $8,000,000. EF Hutton LLC was the representative of the underwriters of our initial public offering.

We incurred approximately $3.0 million in expenses in connection with our initial public offering, which included approximately $600,000 in underwriting discounts, approximately $25,000 in expenses paid to or for underwriters, and approximately $2.4 million in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the initial public offering were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the initial public offering were $7,315,630 after deducting underwriting discounts and the offering expenses payable by us. As of the date of this Quarterly Report, we have used approximately $3,031,243 for working capital and other general corporate purposes in support of our current business. We intend to use the remaining proceeds from our initial public offering in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-274667).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	333-274667	3.1	September 22, 2023

3.2	Amendment to Articles of Incorporation of the Registrant, dated February 22, 2023, for correction of par value	S-1	333-274667	3.2	September 22, 2023

3.3	Bylaws	S-1	333-274667	3.3	September 22, 2023

4.1	Specimen Stock Certificate	S-1	333-274667	4.1	September 22, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 11, 2024

Armlogi Holding Corp.

By:	/s/ Aidy Chou
Aidy Chou
Chief Executive Officer