Form 10-K
period 2024-06-30
Armlogi Holding Corp.
filed 2024-09-26
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-42099

Armlogi Holding Corp.

(Exact name of registrant as specified in its charter)

Nevada	92-0483179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20301 East Walnut Drive North

Walnut, California, 91789

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(888) 691-2911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	BTOC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant’s common stock commenced trading on the Nasdaq Stock Exchange on May 14, 2024. As of December 31, 2023, the last business day of the registrant’ most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

The number of the registrant’s shares of common stock, $0.00001 par value per share, outstanding on September 26, 2024 was 41,634,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business.

Overview

We are a fast-growing U.S.-based warehousing and logistics service provider that offers a comprehensive package of supply-chain solutions relating to warehouse management and order fulfillment.

With the boom of e-commerce and Internet technology, along with the development of global supply chains, a growing number of merchants are seeking to sell their products through international e-commerce platforms, such as Amazon and eBay. These merchants, however, are confronted with major logistical challenges because of the complexities involved in shipping goods across borders. Specifically, when a foreign consumer places an order online, it can take a long time for the goods to be delivered from one country to another (especially for bulky items), while facing high damage rates and congestion during peak seasons. One of the solutions to such problems is to set up overseas warehouses, which are local storage facilities established in a foreign country where the cross-border merchants intend to sell their goods. Cross-border e-commerce merchants can export goods in batches in advance to overseas warehouses, which can then be delivered to overseas consumers once orders are placed via e-commerce platforms. As a result, the delivery time and the rate of damaged and lost packages may be reduced significantly, therefore enhancing the shopping experience of consumers.

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate nine warehouses across the country, with an aggregate gross floor area of approximately 2,765,667 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of June 30, 2024 and 2023, we had an active customer base of 105 and 83, respectively, for our warehousing and logistics services.

We have experienced rapid growth since our inception. For the fiscal years ended June 30, 2024 and 2023, we had total revenue of $167.0 million and $135.0 million, respectively, and net income of $7.4 million and $13.9 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant part of our revenue from customers based in China. During the fiscal years ended June 30, 2024 and 2023, we generated approximately 96% and 96% of our revenue from PRC-based customers, respectively.

Our Competitive Strengths

We believe the following competitive strengths are essential for our success and differentiate us from our competitors:

Quality Warehousing and Logistics Services that Meet ISO 9001 Standards

We provide our customers with quality warehousing and logistics services with high inventory accuracy and 24/7 customer support, which are especially suitable for the e-commerce of bulky items. Our operations span across the West Coast, Midwest, and East Coast of the U.S., with a total of nine warehouses under management, including one of the only 23 eBay-certified third-party warehouses in the country. Specifically, certain items, such as furniture or large home appliances, require special logistics facilities for storage, fulfillment, and shipping because of their size and weight. As a result, traditional warehousing and logistics service providers may find it difficult to offer integrated one-stop solutions. The nine warehouses we operate not only provide large storage space, but are also equipped with forklifts, pallets, and trays for processing bulky items. In addition, inventory accuracy is a metric that measures the difference between our records of warehouse stock and actual stock. Inventory accuracy is critical for preventing stockouts, shortages, shrinkage, controlling inventory quality, and maintaining a positive customer experience. In this regard, our operations achieved an average of 99.72% inventory accuracy during the fiscal year ended June 30, 2024. Moreover, our customer service team provides full support to our customers’ business throughout the entire process, from recommendations on e-commerce infrastructure to sharing experience in security and compliance practices and to optimizing warehousing and logistics costs for our customers. Leveraging our expertise in the warehousing and logistics industry as well as our 24/7 online customer support in over 30 languages, we are also able to respond quickly to special circumstances.

The warehousing and logistics services we provide meet ISO 9001 standards, which are a set of international standards for quality management systems. These standards are issued by the International Organization for Standardization (“ISO”), a non-governmental organization that develops and publishes standards across a wide range of industries, including warehousing and logistics services. ISO 9001 standards provide a framework for managing and improving quality in a systematic and structured manner. ISO 9001 standards are rooted in a set of fundamental principles, such as prioritizing customer needs, exhibiting strong leadership, pursuing continuous improvement, and making data-driven decisions. To ensure that our warehousing and logistics operations meet the highest quality standards, we have implemented ISO 9001 standards into our quality management system. To accomplish this, we have implemented ISO 9001-compliant policies and procedures, including procedures for managing inventory, handling and storing goods, and transporting goods, as well as procedures for continuous improvement and customer feedback mechanism. Incorporating ISO 9001 into our warehousing and logistics services may give us a competitive advantage by ensuring we meet the highest quality standards. Customers are increasingly seeking suppliers and service providers with quality management systems, so we believe that ISO 9001 certification can be a key differentiator for us in a competitive market.

Reasonable Service Fees and Delivery Fees due to the Large Volume of Goods We Process

Considering the large volume of merchandise we process, we are able to offer relatively inexpensive service fees and affordable delivery fees. We rely on third-party logistics providers, such as FedEx and UPS, for end-to-end delivery, as we do not have our own in-house delivery team or vehicles. Despite this, we offer transportation rates based on a long-term agreement between our nine warehouses and third-party logistics service providers. The volume of packages we send often entitles us to large discounts from third-party logistics providers. As a result, we have been able to provide our customers with stable and reasonable transportation rates. Additionally, we are able to overcome the surge charges for oversized items and peak season fees by leveraging our logistics management tools to achieve lower freight charges. As such, we believe our service fees are reasonable and affordable.

Capability of Providing Efficient and Low-error Warehousing Services by Leveraging Warehouse and Order Management Technology

We have developed a platform, primarily including our Armlogi order management system (“OMS”), which provides a comprehensive and integrated solution for warehouse and logistics management. See “— Technology and Intellectual Property.” Our platform is built on the Amazon Web Services cloud computing infrastructure, which provides high security, reliability, and scalability. This allows us to easily deploy and manage virtual servers, and to quickly add or remove resources, as needed. The platform is also accessible through a web-based interface, so that our customers and staff can access the platform from anywhere with an Internet connection.

Our platform enables us to manage all incoming shipments from the moment they are received at the warehouse until they are delivered to the customer. This includes tracking the status of each shipment and providing real-time updates to our customers. The platform also allows our truck drivers to upload real-time images of their trucks for verification, ensuring that only authorized vehicles are used for deliveries. In addition, our platform includes tools for data input, log tracking, translations, and customer support. This allows us to quickly and accurately process orders and to provide our customers with the information they need to manage their supply chain.

By leveraging our platform, rather than traditional software, we believe we have reduced our operating costs and user workload, and have increased our efficiency and control over workflows, which, in turn, has enabled us to deliver a higher level of service to our customers while reducing the risk of human error. We have also been able to add new features and modules to the platform as needed, without incurring high upfront costs and long implementation times associated with traditional software.

An Experienced Management Team with Strong Financial and Operational Expertise

Our management team consists of executives with decades of supply chain, warehousing, and logistics industry as well as other corporate functions experience. As a co-founder of Armstrong Logistic Inc. (“Armstrong Logistic”) and our Chief Executive Officer, Mr. Aidy Chou, is responsible for high-level strategizing and business planning, as well as the overall financial management and investment management of our Company. From September 2003 to May 2023, Mr. Chou served as the chief executive officer and chief financial officer at Advance Tuner Warehouse Inc. (“Advance Tuner”), a major automobile accessories company. Mr. Tong Wu, our Secretary, Treasurer, and director, is also a co-founder and serves as the chief administrative officer of Armstrong Logistic, and is responsible for the management of day-to-day operations and overseeing specific departments, such as sales, marketing, and human resources. Mr. Wu has extensive experience in the warehousing and logistics industry.

Our Growth Strategies

We intend to develop our business and strengthen brand loyalty by implementing the following strategies:

Expand and Diversify Our Customer Base and Geographic Coverage

We are dedicated to growing and diversifying our existing customer base. For the fiscal years ended June 30, 2024 and 2023, we had 105 and 83 customers, respectively, with 59% and 63% of them based in mainland China. We are looking to continue to grow our customer base in China and also expand into Southeast Asia including Vietnam, Thailand, Indonesia, and the Philippines, and Mexico. Moreover, our success is largely based on our warehouse management capabilities enabled by our warehousing network, which covers the West Coast, Midwest, and East Coast of the United States. As of the date of this annual report, we operate nine warehouses in the U.S., and plan to continue expanding our geographic footprint in key markets. We plan to build out additional infrastructure in key markets in the U.S., including California, Georgia, Tennessee, Florida, and Arizona. A variety of funding sources could be utilized to lease additional warehouse space, including cash reserves, loans from financial institutions, and investor fundraising. Before choosing the right funding source, we will carefully consider our financial position, creditworthiness, and other factors. A complex process of leasing additional warehouse space requires careful planning and execution, involving the identification of suitable locations, negotiation of lease terms, and logistics management for moving equipment and inventory. In addition, the recruitment and training of personnel for the new warehouses may also be challenging. All of these endeavors involve risks and will require significant management, financial, and human resources. We cannot assure you that we will be able to effectively manage our growth or to implement our strategies successfully.

Enhance Our Customers’ Supply Chain Efficiency by Expanding the Breadth and Depth of Our Solutions and Services

In order to provide our customers with even greater value, we endeavor to continually expand our solutions and services. We launched our international ocean freight services in January 2023 and are actively expanding and refining these offerings, which have enabled us to further improve supply chain efficiency for our customers. With this new addition, we can now offer our manufacturer customers a comprehensive one-stop logistics solution, covering the entire journey from their overseas factory door to the doorstep of the end consumer in the United States. These overseas manufacturers need a comprehensive solution that streamlines their supply chain and simplifies logistics. By integrating ocean freight into our existing services, we can offer a broader range of options to meet the diverse needs of our customers. All aspects of the shipping process will be handled by our professional team, including coordination with the factory, arranging for transportation, customs clearance, and final delivery. Our customers can focus on manufacturing quality products for consumers by delegating their logistics to us. With our new international ocean freight services, we look forward to expanding our business and building lasting relationships with manufacturers worldwide. We plan to refine and optimize these services over the next two years, with an estimated cost of $3 to $4 million. To finance the expansion of our services, we are exploring a range of funding options, which may include utilizing our existing cash reserves, seeking loans from financial institutions, or securing investor capital. The actual funding source chosen will be determined by our current financial position, creditworthiness, and other factors. Building up our expertise and capabilities in this area may require significant resources. Additionally, shipping goods across international borders may present regulatory and legal challenges, complicating the expansion process. In addition, we plan to continue to develop comprehensive and sophisticated solutions and services that span the entire supply chain, from ocean freight to distribution and delivery. This will enable us to offer a full range of value-added services to our customers, including sales forecasts and inventory planning. We also plan to develop modular solutions and services that can be easily adopted by our customers, which are expected to improve their experience and allow us to expand more rapidly and cost-effectively.

Further Invest in Supply Chain Technologies to Drive Sustainable Growth

We plan to further invest in supply chain technologies to facilitate the adoption and implementation of advanced technologies to improve the efficiency, transparency, and sustainability of our supply chain solutions. Our focus will be on fundamental technologies, including artificial intelligence, data analytics, and supply chain planning and optimization algorithms, as well as smart systems, such as ocean freight tracking and management, automated sales forecasting and inventory management, and real-time data analysis. We anticipate that investing in supply chain technologies will not only enhance our ability to provide smart supply chain solutions and offer valuable data insights to customers across diverse industries, but will also bring a multitude of benefits, such as improved inventory management, faster delivery times, reduced operational costs, increased supply chain transparency, enhanced sustainability, and improved overall customer satisfaction. In addition, we plan to further open up our technology platforms to our customers and partners to accelerate the digitization and streamlining of their supply chains. We believe this will enhance collaboration, innovation, and efficiency across the supply chain ecosystem. Some challenges can arise when implementing supply chain technologies, including high costs, a shortage of skilled workers, and data security concerns. Overall, we believe that further investing in supply chain technologies to drive sustainable growth can help us sustain our competitive advantage and contribute to our long-term success while also advancing sustainable practices.

Pursue Additional Strategic and Financially Attractive Acquisitions

We endeavor to identify, acquire, and integrate businesses that will expand our supply-chain-related warehousing and logistics business, while achieving synergies and generating attractive returns that exceed our cost of capital. Using our disciplined approach to screening and evaluating potential opportunities, we intend to seek strategically and financially attractive acquisition targets that provide us with new capabilities. We have significant internal resources dedicated to tracking potential acquisition prospects which are formally reviewed by senior management on a regular basis. Since we are a fast-growing warehousing and logistics solution provider with a wide network of contacts, we believe we will be an acquirer of choice in our industry and will be able to transact with smaller players at attractive valuations.

Organizational Structure

Armstrong Logistic was incorporated on April 16, 2020 under the laws of the State of California, which holds 100% of the equity interests in the following entities: (i) Armlogi Truck Dispatching LLC (“Truck Dispatching”), a limited liability company wholly owned by Armstrong Logistic, which was organized on February 26, 2021 under the laws of the State of California; (ii) AndTech Trucking LLC (“Andtech Trucking”), a limited liability company wholly owned by Armstrong Logistic, which was organized on May 7, 2021 under the laws of the State of California; (iii) Amlogi Trucking LLC (“Armlogi Trucking”), a limited liability company wholly owned by Armstrong Logistic, which was organized on March 25, 2021 under the laws of the State of California; (iv) Armlogi Group LLC (“Armlogi Group”), a limited liability company wholly owned by Armstrong Logistic, which was organized on October 19, 2021 under the laws of the State of California; and (v) AndTech Customs Broker LLC (“Andtech Customs Broker”), a limited liability company wholly owned by Armstrong Logistic, which was organized on June 8, 2021 under the laws of the State of California.

In connection with our initial public offering (“IPO”), we have undertaken a reorganization of our corporate structure in the following steps:

●	on September 27, 2022, we incorporated Armlogi Holding under the laws of the State of Nevada; and

●	on October 7, 2022, Armstrong Logistic was acquired by Armstrong Holding from the original stockholders of Armstrong Logistic through a share exchange agreement entered into by and among Armstrong Holding, Armstrong Logistic, and the original stockholders of Armstrong Logistic.

On May 15, 2024, we closed our IPO of 1,600,000 shares of common stock at a price of $5.00 per share. In connection with the IPO, the shares of common stock began trading on the Nasdaq Global Market under the symbol “BTOC” on May 14, 2023.

Our Business Model

We provide our customers, comprising both international cross-border e-commerce merchants (primarily from the PRC) and domestic customers, with a package of warehousing and logistics services to select from, including (i) facilitating overseas transportation of goods to the U.S.; (ii) customs brokerage services; (iii) transportation of goods to U.S. warehouses; and (iv) warehouse management and order fulfillment services. While our one-stop warehousing and logistics services cover a broad range of offerings, we recognize revenue from the following three sources for accounting purposes:

●	Transportation Services. We generate our transportation service revenue by purchasing transportation services from third-party carriers and reselling those services to our customers. We receive service fees, typically ranging from $5 to $75 for each service, depending on various factors, such as the load type, weight, volume, and delivery distance.

●	Warehousing Services. Our revenue from warehousing services is generated via our warehouse management offerings, including inventory management and storage services. We receive warehousing service fees, typically ranging from $3 to $50 for each service, based on the specific services that our customers choose and subject to a variety of factors that may affect the cost of those services, such as the total number of stock keeping units (“SKUs”), weight, volume, and storage time.

●	Other Services. Other services primarily include customs brokerage services, where we collaborate with customers to file the necessary documentation and pay the appropriate taxes and duties to relevant authorities. We receive brokerage service fees from customers, typically ranging from $20 to $200 per each service, depending on the number of items to be declared.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Our Customers

We primarily serve two types of customers: (i) overseas customers and (ii) U.S. domestic customers. Our overseas customers consist of cross-border e-commerce merchants outside the U.S. (primarily from the PRC) who intend to sell in the U.S. market via a variety of e-commerce platforms, such as Amazon, eBay, Wish, Walmart, and Wayfair. Those customers typically operate their e-commerce stores seeking to sell in the U.S. market but typically lack access to the warehousing and logistics resources in the U.S. Through our expertise and liaison with the PRC, we are primarily targeting cross-border e-commerce merchants in the PRC, but we are also developing a growing international customer base in other countries, such as South Korea. Our U.S. domestic customers are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. Our overseas and domestic customers generated approximately 96% and 4% of our revenue, respectively, during the fiscal year ended June 30, 2024 and approximately 96% and 4% of our revenue, respectively, during the fiscal year ended June 30, 2023. As of June 30, 2024 and 2023, we had an active customer base of 105 and 83 customers, respectively, for our warehousing and logistics services. For the fiscal year ended June 30, 2024, our top four customers were Aukey International Ltd., Western Post (HK) Ltd., Goldensee Ltd., and Union Grand Imp. & Exp. Co., Ltd., representing approximately 11.7%, 11.7%, 10.9%, and 10.0% of our total revenue, respectively. During the fiscal year ended June 30, 2023, our two largest customers were Aukey International Ltd. and Union Grand Imp. & Exp. Co., Ltd., representing 22.5% and 14.5% of our total revenue, respectively. No other customers represented 10% or more of our total revenue for the years ended June 30, 2024 and 2023.

As an example of a typical transaction, under a warehousing and logistics service agreement entered into by and between Armstrong Logistic, one of our subsidiaries, and a warehousing and logistics service customer (the “Customer”), Armstrong Logistic is obligated to provide, or cause to be provided from third parties at no cost to the Customer, the following services, including (i) receiving and processing product shipments from the Customer for fulfillment of the Customer’s end-user orders; (ii) storing inventory in warehousing facilities; (iii) picking and packing the Customer’s products from the inventory and shipping such products directly to end users upon notification by the Customer, utilizing appropriate packaging materials at Armstrong Logistic’s discretion, unless otherwise specified by the Customer; (iv) maintaining monthly ledger summaries of all orders shipped and received, available upon request by the Customer; (v) facilitating any product returns from end users to the Customer; and (vi) additional value-added services that the Customer desires Armstrong Logistic to provide. Pursuant to the agreement, the Customer is required to (i) maintain all certifications, credentials, licenses, and permits necessary to conduct its business relating to the sale of its products in the U.S. and not engage in any activities or transactions involving its products that violate U.S. laws or regulations; and (ii) pay Armstrong Logistic service fees in accordance with an agreed-upon pricing schedule, unless modified by written agreement of both parties. The agreement lasts for one month and automatically renews for additional successive one-month terms, unless it is earlier terminated by either party. The agreement may be terminated by either party without cause upon delivery to the other party of a written notice of termination, which becomes effective as of the last day of the following month, unless earlier termination by written agreement of both parties.

Our Suppliers

The suppliers of our one-stop warehousing and logistics services primarily consist of (i) our warehouse landlords and (ii) third-party logistics service providers, including FedEx and UPS, who assist us in transporting customers’ goods from foreign countries to the U.S., and/or delivering goods from our warehouses to end consumers. We have established procedures for selecting independent third-party logistics service providers that we engage in, including a thorough review of their service prices and quality, their operating history, fleet condition, reliability, and availability. Among our suppliers, FedEx accounted for approximately 50% and 62% of our total purchases, during the fiscal years ended June 30, 2024 and 2023, respectively. Over the same fiscal years, no other suppliers accounted for more than 10% of our total purchases.

On April 10, 2020, Armstrong Logistic, one of our subsidiaries, entered into a service agreement with FedEx for its delivery service. Pursuant to the agreement, which has a term from April 10, 2020 until terminated by either party, FedEx is required to provide certain transportation services, including FedEx Express, FedEx Ground, and FedEx Freight, as indicated in the FedEx service guide in effect at the time of shipment, at the price and on the terms as set forth in the FedEx transportation service agreement, and Armstrong Logistic is required to make payment within 15 days of the invoice date unless otherwise provided in a FedEx credit term attachment. Pursuant to the agreement, Armstrong Logistic may receive the earned discount at the percentages specified in each pricing attachment based upon Armstrong Logistic’s actual shipping activity. Either party may terminate the service agreement immediately upon notice due to the other party’s noncompliance with its terms. Either party may terminate the agreement at any time without cause and without penalties, unless otherwise stated in the agreement, upon 30 days’ prior written notice to the other party.

Our Warehousing Network

We have set up our local warehousing infrastructure in the U.S. strategically such that we are close to ports and customers across the country, shortening delivery time to the end customers. As of the date of this annual report, we operate nine warehouses in four states, covering three U.S. ports of destination, including the Port of Los Angeles/Long Beach in California, the Port of Savannah in Georgia, the Port of Houston in Texas, and the Port of Newark in New Jersey. Specifically, we have (i) five warehouses in California, three of which are in the City of Industry, one in Walnut, and one in Fontana; (ii) one warehouse in Georgia, (iii) one warehouse in Houston, Texas, and (iv) two warehouses in New Jersey. Our current warehousing facilities are leased to us and have an aggregate gross floor area of 2,765,667 square feet. Aside from the large storage space, our warehouses are equipped with automated sorting systems, forklifts, pallets, and trays that are suitable for processing bulky items. Our warehouses are also equipped with advanced security systems and real-time scanning systems, to ensure the safe storage of a wide variety of products.

We utilize data analytics to determine the optimal distribution of inventory among our warehouses and provide customers with SKU-level real-time monitoring, live shipments tracking, and historical data analytics and sales forecasting services, to allow them to more efficiently manage inventory and reduce costs. In addition, our warehouses are equipped with advanced automated storage and retrieval systems for parcels and freight.

Services and Operational Flow

Transportation of Merchandise to the U.S (Ocean Freight Services)

We launched our international ocean freight services in January 2023 and are actively expanding and refining these offerings, which have enabled us to further improve supply chain efficiency for our customers. See “— Our Growth Strategies — Enhance Our Customers’ Supply Chain Efficiency by Expanding the Breadth and Depth of Our Solutions and Services.” Our current one-stop warehousing and logistic services begin with facilitating overseas transportation of our customers’ merchandise to the U.S., primarily through ocean freight services arranged by us with third parties, such as Cosco Shipping Lines, Evergreen Line, and Ocean Network Express. Since we do not operate any international shipping business, we recommend global logistics services (primarily ocean freight services) to our customers based on our robust international network with our third-party global carriers.

Customs Brokerage Services

Andtech Customs Broker, one of our wholly owned subsidiaries, is a licensed U.S. customs broker who can assist our customers in complying with all regulatory requirements. Our services help customers clear cargo with the U.S. Customs and Border Protection (“CBP”), including documentation collection, valuation review, product classification, electronic submission to customs, and the collection and payment of duties, tariffs, and fees. We collaborate with our customers to ensure that all necessary documentation is complete and accurate, and that all fees and taxes are paid in a timely manner. We also work with our customers to develop a compliant program, including developing product databases and compliance manuals, and conducting periodic internal audits. The development of product databases has become critical in the current economic environment in light of rising trade tensions and various tariffs imposed as a result. In addition, we offer our customers training seminars and trade consulting to improve efficiency.

Port Trucking Services and Delivery of Merchandise to U.S. Warehouses

We offer port trucking services (or drayage trucking services) to assist customers with the transportation of shipping containers from ports to storage or transportation facilities. Such services involve transporting containers within a metropolitan area for short distances, where we are responsible for picking up containers from ports and delivering the containers to their destination. As a vital part of the supply chain, port trucking ensures that goods are transported efficiently and quickly from ports to distribution centers and other locations. Our fleet of trucks is regularly maintained and equipped with the latest GPS tracking technology, allowing us to provide reliable and efficient transportation services. Our port trucking services facilitate the transportation of customs-cleared goods to the U.S. warehouses, including Amazon’s FBA warehouses and our self-operated warehouses.

(a)     Amazon’s FBA Warehouses

Amazon’s FBA is a service provided by Amazon that provides storage, packaging, and shipping assistance to sellers. Any merchant who sells on their website can use the FBA service, which takes the burden off of sellers and grants them more flexibility in their selling practices.

Some of our customers intend to sell on Amazon and request that all or part of their merchandise be delivered to Amazon warehouses. Nevertheless, Amazon has guidelines regarding how goods delivered through their FBA services must be prepared, which are usually unfamiliar to our customers. Through our expertise and experience in these preparations, we help our customers streamline their logistics work by taking care of such preparation work. We provide customers with the service of receiving packed shipping containers and repacking them in order to meet Amazon’s FBA requirements, as well as shipping those goods to Amazon’s FBA warehouses.

(b)    Our Self-operated Warehouses

In many cases, our customers may only intend to send a portion of their merchandise to Amazon’s warehouses to be sold via FBA, while the remainder needs to be stored and sold via other online e-commerce platforms. As a result, we provide services for delivering these goods to one of our nine warehouses in the U.S. for further services, such as warehousing, storage, and e-commerce order fulfillment.

Warehouse Management and Order Fulfillment Services

Generally, our warehouse management and order fulfillment services are designed to help our customers store and transport their products, and are provided at competitive rates based on the specific needs of each customer. We have a team of experienced professionals who are trained to handle these tasks efficiently and effectively to ensure that our customers’ products are stored, handled, and delivered efficiently.

We record all inventory information when customers’ goods arrive at our warehouses. We are able to manage our warehousing network and the goods stored therein efficiently, due to our high level of warehouse automation and strong technology capabilities. Our warehouses are equipped with advanced automated storage and retrieval systems for parcels and freight. See “— Our Warehousing Network.”

We offer a variety of warehouse management and order fulfillment services, primarily including (i) product storage and retrieval, (ii) product packing and labeling, (iii) kitting and repackaging, (iv) order assembly and load consolidation, (v) inventory management and sales forecasting, (vi) third-party distribution coordination, and (vii) other value-added services. Our customers, consisting primarily of e-commerce merchants, outsource warehouse management and order fulfillment to us so that they can focus on running their business via online platforms such as eBay. Specifically, when a U.S. consumer places an order online via such online platforms, the order information will be transmitted to an e-commerce resource planning system (the “ERP system”) used by the customer, which is capable of gathering and consolidating order information from various e-commerce platforms. With our customers’ authorization, such order information is subsequently transmitted to our Armlogi OMS, which is compatible with most of the ERP systems used by our customers, and then to our Armlogi warehouse management system for further processing.

In accordance with the order information, we pick, pack, and arrange for third-party logistics service providers to distribute the merchandise ordered online. See “— Our Suppliers.” As of the date of this annual report, we only provide warehousing services and logistics management services and do not provide distribution services ourselves, as we do not have our own delivery team or networks; rather, deliveries are all handled by third-party logistics service providers, such as FedEx and UPS. For each parcel delivered, these third-party logistics service providers provide tracking numbers, which are transferred to our customers’ ERP systems, so that both our customers and end consumers can track its location at any time.

Below is a graphic that illustrates the primary operational workflow of our warehouse management and order fulfillment services:

Further, we provide value-added logistics services, which primarily include after-sales reverse logistics and specialized packaging. As a result of our comprehensive value-added services, we are able to attract new business and strengthen our relationships with existing customers. Specifically, for after-sales reverse logistics services, we provide exchange and return management services, as well as product inspection and refurbishment. With our specialized packaging services, we offer custom or rigid packaging services using premium folding cartons, inserts, and labels. We utilize a wide variety of materials, including paper and paperboard, pressure-sensitive labels, plastic, and foil.

Additionally, we provide facility rental services, allowing customers (primarily our domestic customers) to rent space within our warehouses or other facilities on a short or long-term basis. We provide a cost-effective solution for customers who need additional storage or production space but do not want to invest in their own facilities.

We generate revenue by charging service fees, typically ranging from $3 to $500 for each service, for our warehousing and logistics services, which vary depending on the specific types of services selected by our customers, and are subject to various factors such as the load type, the total number SKUs, weight, volume, storage time, and delivery distance. In addition to the service fees, we also charge our customs delivery fees for services provided by third-party logistics service providers such as FedEx and UPS.   Due to our long-term partnerships with third-party logistics service providers, we believe we offer our customers reasonable and affordable transportation rates — due to the size and volume of packages we send to our collaborative third-party logistics service providers, we are able to consolidate small shipments of goods to achieve lower transportation rates for our customers. We strive to provide our customers with transparency in pricing and a clear understanding of the fees they will be charged for our services, typically (i) ranging from $3 to $75 for a package of services selected by each overseas customer, and (ii) ranging from $800 to $2,500 for a package of services selected by each domestic customer.

Technology and Intellectual Property

We have developed a platform that provides a solution for warehouse and logistics management. The platform primarily includes our Armlogi OMS, which allows our customers to place and track orders, manage their inventory, and receive real-time updates on the status of their shipments.

We developed our Armlogi OMS following a process primarily consisting of the following steps. First, we defined the system’s purpose and features based on our user needs and business objectives, with which we developed a blueprint that included system architecture, data models, and user interfaces. We then wrote codes to develop software components and tested the system for functionality, performance, and security, to ensure compliance with user requirements. We launched our OMS for users in June 2022 and have since been providing ongoing support and maintenance as needed. To protect our Armlogi OMS, we have implemented several security measures, including (i) encrypting sensitive data both in transit and at rest, (ii) controlling user access using role-based access control, (iii) following secure coding practices to avoid common security vulnerabilities, (iv) conducting regular security audits to identify potential vulnerabilities and ensure compliance with security standards, (v) regularly updating the system, and (vi) implementing robust mechanisms for verifying user identities and granting access to system resources.

We regard our trademark, domain names, trade secrets, and similar intellectual property as critical to our success. We rely on a combination of copyright and trademark law, and confidentiality and non-disclosure agreements to protect our intellectual property rights. We also regularly monitor any infringement or misappropriation of our intellectual property rights.

As of the date of this annual report, we have the following intellectual property rights in the U.S.:

●	one trademark (namely, the trademark “ARMLOGI,” registered with the U.S. Patent and Trademark Office on January 17, 2023);

●	five domain names, including (i) armlogi.com, (ii) armlogi.net, (iii) armlg.com, (iv) armtk.com, and (v) tkarm.co; and

●	four software copyrights for our mobile apps, including Armlogi Trucking, Armlogi WMS, Armlogi OMS, and Armstrong Logistic Security (website), respectively.

We have implemented certain measures to protect our intellectual property, including: (i) hiring outside legal counsel to assist in the protection of our intellectual property; and (ii) timely registration and filing with relevant authorities and application of intellectual property rights for our significant technologies and self-developed mobile apps.

Employees

As of June 30, 2024, we had 200 full-time employees. The following table sets forth the number of our full-time employees as of June 30, 2024:

Function:	Number
Warehousing and Logistics	155
Operations	17
Customer Services	21
Technology	3
Accounting	4
Total	200

We enter into employment contracts, non-disclosure agreements, and confidential information agreements with our full-time employees to establish clear terms and expectations of employment and protect our sensitive and confidential information.

In addition to our full-time employees, we also hired approximately seven independent contractors as of June 30, 2024. These contract workers serve as our supplemental workforce, primarily responsible for warehouse labor, security, and cleaning.

We believe that we maintain a good working relationship with our employees, and we have not experienced material labor disputes in the past. None of our employees are represented by labor unions.

Competition

The warehousing and logistics industry in the U.S. is relatively competitive and rapidly evolving, with many new companies joining the competition in recent years and few leading companies. We believe that our ability to compete effectively for customers depends upon many factors, including the quality and variety of services offered in our one-stop overseas warehousing and logistics business, our strong relationships with PRC customers, our excellent 24/7 customer support, the efficiency and agility of our Armlogi OMS, and our ability to recruit and retain talents with industry expertise. We believe that we are well-positioned to effectively compete in the warehousing and logistics industry based on the factors listed above. Some of our current or future competitors, however, may have longer operating histories, greater brand recognition, or greater financial, technical, or marketing resources than we do.

Governmental Regulations

Our industry is subject to regulation and supervision by several governmental authorities.

Operations

We do not believe that current U.S. governmental regulations impose significant economic restraint upon our business operations. A number of U.S. federal, state, and local laws and regulations affect our business, including those relating to our sales, operations, transportation of goods, warehouse maintenance, financing, insurance, and employment practices. The regulatory bodies that regulate our business include, but not limited to, the Federal Maritime Commission (“FMC”), the CBP, the U.S. Department of Homeland Security (the “DHS”), the Occupational Safety and Health Administration (the “OSHA”), the Consumer Financial Protection Bureau, the U.S. Department of Transportation (the “DOT”). For example, the shipping of goods by sea is regulated by the FMC. Our Company is licensed by the FMC to operate as an ocean transportation intermediary (“OTI”). As a licensed OTI, we are required to comply with several regulations, including the filing of our tariffs. Further, the DHS regulations applicable to our customers that import goods into the U.S. and our contracted ocean carriers may impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations. We are also licensed as a customs broker by the CBP, nationally and in each U.S. customs district in which we do business. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. Moreover, the OSHA implements and enforces safety and health regulations in the workplace, which provide standards applicable to both general industry and specific to the warehousing industry, such as standards for, among other things, proper storage of materials, use of material handling equipment, and employee training. Furthermore, as we are involved in the transportation of goods, we must comply with the DOT regulations regarding driver qualifications, vehicle maintenance, and hours of service. Additionally, as with other warehousing and logistics companies, we are required to follow federal and state employment laws, which cover important aspects such as minimum wage, overtime pay, and anti-discrimination policies, among other things. We are also required to comply with local zoning ordinances and building codes, which may specify the permissible locations for our facilities and the safety standards that must be adhered to. We confirm that, as of the date of this annual report, each of our subsidiaries has obtained a valid business license or permit required for its operations. To the best of our knowledge, we are not obliged to obtain any other approvals, licenses, or permits from any federal, state, or local authorities to conduct our business, nor have we received any notice requesting such approvals, licenses, or permits from these authorities. However, it is uncertain whether we will be required to obtain additional approvals, licenses, or permits in connection with our business operations pursuant to evolving federal or state laws and regulations, and whether we will be able to obtain such approvals, licenses, or permits on a timely basis. Failure to do may results in a material change in our operations, and the value of our common stock could deprecate significantly or become worthless.

Environmental

We are subject to federal, state, and local environmental laws and regulations, such as the National Environmental Policy Act, the Resource Conservation and Recovery Act, the California Environmental Quality Act, and the California Integrated Waste Management Act. These laws and regulations cover a variety of processes, including proper storage, handling and disposal of waste materials, appropriately managing wastewater and stormwater, and communicating the presence of reportable quantities of hazardous materials to local responders. Compliance with these laws and regulations has minimal impact on our business, since our warehouse inventory does not contain reportable quantities of toxic or hazardous materials or liquid waste. We have complied with regulation requirements by properly disposing of foam, plastic, and cardboard packing material, and working with our local waste management services. Moreover, we regularly communicate with our customers to ensure that we are aware of the contents of their goods stored in our warehouses, especially for inventory that is to be disposed of. As of the date of this annual report, we have not received any inquiry, notice, or sanction regarding non-compliance with any environmental laws or regulations from any federal, state, or local regulatory authority.

Item 1A. Risk Factors.

The following are factors that could have a significant impact on our operations and financial results and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements.

Economic, Political, and Market Risks

We face competition in the market for warehousing and logistics activities, and we expect competition from existing competitors and other companies that may enter the market or introduce new solutions in the future, which may decrease our net revenue.

The warehousing and logistics industry in the U.S. is competitive and rapidly evolving, with new companies increasingly joining the competition in recent years. As we provide a full spectrum of services, including facilitating overseas transportation of merchandise to the U.S., customs brokerage services, and warehouse management and order fulfillment services, we may compete with a broad range of companies, such as freight delivery service providers, customs brokers, warehousing companies, and third-party logistics service providers. As we currently primarily compete in a niche market targeting PRC customers seeking to establish overseas warehouses in the U.S., we have the advantage of offering one-stop integrated supply chain solutions that include a package of all the services above. Nonetheless, with the growth of overseas warehousing services, competition can be increasingly intensive and is expected to increase significantly in the future. The increased competition may lead to price reductions for customer acquisition, which may result in reduced margins and a loss of market share for us. We compete with other competitors on the following bases:

●	warehouse and infrastructure capacity;

●	operational capabilities;

●	business model;

●	brand recognition;

●	quality of services;

●	effectiveness of sales and marketing efforts; and

●	hiring and retention of talented staff.

Our competitors may operate with different business models, have different service structures, and may ultimately prove to be more successful or more adaptable to new regulatory, technological, and other developments. They may in the future achieve greater market acceptance and recognition and gain a greater market share. It is also possible that potential competitors may emerge and acquire a significant market share. If existing or potential competitors develop or offer services that provide significant performance, price, creative optimization, or other advantages over those offered by us, our business, results of operations, and financial condition would be negatively affected. Our existing and potential competitors may enjoy competitive advantages over us, such as longer operating history, greater brand recognition, larger customer base, and better value-added services. We may lose clients if we fail to compete successfully, which could adversely affect our financial performance and business prospects. We cannot guarantee that our strategies will remain competitive or successful in the future. Increasing competition may result in pricing pressure and loss of our market share, either of which could have a material adverse effect on our financial condition and results of operations.

Any adverse change in political relations between the U.S. and other countries or regions where our overseas customers are located (particularly the PRC), such as the ongoing U.S.-China trade conflicts, may negatively affect our business.

As we derived approximately 96%   and 96% of our revenue from overseas customers in the PRC during the fiscal years ended June 30, 2024 and 2023, respectively, the continued success of our operations will be heavily dependent on the willingness of our PRC customers to sell in the U.S. via global online e-commerce platforms, such as Amazon and eBay. This, in turn, depends heavily on stable political and economic relations between the PRC and the U.S. In the event of any significant deterioration in the PRC’s relations with the U.S., our customers in the PRC may refrain from selling their merchandise in the U.S. market, and executive action or legislation may be enacted that would adversely affect the profitability, feasibility, and thus the willingness of these customers to continue their global e-commerce business in the U.S. For example, due to the increased tariffs caused by the ongoing trade conflicts between the U.S. and China, the costs of importing and exporting certain goods or materials have increased. Given that we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, our supply chain, costs, and profitability may be negatively impacted by the adoption and expansion of trade restrictions, the continuation of the trade conflicts, or other government actions related to tariffs, trade agreements, or related policies. As a result, our business, financial condition, and results of operations may be adversely affected.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and the increasing strained relationship between the U.S. and China. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, Russia initiated a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

The recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, the European Union, and other countries against Russia. Additional potential sanctions and penalties have also been proposed or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our clients, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this annual report.

In addition, the U.S.-China relationship has recently faced a daunting challenge, contributing to geopolitical instability worldwide. Because we derived approximately 96% and 96% of our revenue from the PRC market during the fiscal years ended June 30, 2024 and 2023, respectively, our business relies on a stable economic and political relationship between the U.S. and China. However, the tensions between the two countries have intensified since the COVID-19 pandemic, exemplified by the ongoing trade conflicts between U.S. and China, and there is significant uncertainty about the future relationship between the two countries with respect to trade policies, treaties, government regulations, and tariffs. A deteriorating relationship between the U.S. and China, or a prolonged stalemate between them, could materially adversely affect our business, results of operations, and financial condition.

China’s economic, political, and social conditions, as well as governmental policies, could affect the business environment and economic conditions in China, which may result in an adverse impact on the demand for our services, potentially harming our financial condition and operating results.

While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant part of our revenue from customers based in China. During the fiscal years ended June 30, 2024 and 2023, we generated approximately 96% and 96% of our revenue from the PRC market, respectively. We expect such PRC-based revenue to continue to comprise a significant part of our revenue going forward. As a result, any unforeseen events or circumstances that negatively impact our ability to provide our services to our PRC customers would materially and adversely affect our results of operations and financial condition. These negative events and circumstances include, but may not be limited to, the following:

●	an economic downturn in China;

●	changes in laws and regulations, in particular those with little advance notice;

●	deterioration of relations or disruption of trade with the U.S., such as anti-U.S. campaigns; and

●	tariffs and other trade barriers which could make it more expensive for our PRC customers to transport their goods and merchandise to the U.S.

The Chinese government has implemented regulations or policies that have adversely affected our business. For example, The PRC government has imposed controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. See “Item 1A. Risk Factors — Economic, Political, and Market Risks — If the PRC government imposes further restrictions and limitations on our PRC customers’ ability to transfer or distribute cash from the PRC to the U.S., our business, financial condition, and results of operations could be materially adversely affected.” There is no guarantee that the PRC government will not implement similar policies or regulations in the future. For example, any changes to trade policies or regulations in China could potentially impact the ability of e-commerce merchants to sell their merchandise in the U.S. market — possible tariffs imposed by the PRC government on goods exported to the U.S. could increase costs for e-commerce merchants selling their merchandise overseas. This could potentially lead to a decrease in demand for overseas warehousing and logistics services, as e-commerce merchants may opt to scale back their operations in the U.S. market.

Additionally, potential deterioration in China’s macroeconomic environment could reduce the purchasing power of PRC e-commerce merchants, who may choose to reduce their e-commerce business targeting U.S. consumers or, in some cases, even exit the U.S. market altogether, leading to a decrease in demand for overseas warehousing and logistics services. Furthermore, potential economic deuteriation in the PRC could make it more challenging for us to attract new customers and retain existing ones, potentially leading to a decrease in our service utilization. If the demand for cross-border e-commerce from the PRC decreases, it could adversely impact our revenue and profitability. While we plan to mitigate such risks by diversifying our customer base, there can be no assurance that we will be successful in doing so. As such, the economic, political, and social conditions in the PRC could materially and adversely impact our financial condition and results of operations.

Disruptions to the international supply chain systems could adversely impact our business, financial condition, and results of operations.

The cross-border e-commerce related warehousing and logistics market depends largely on the availability and reliability of the global supply chain systems. The COVID-19 pandemic highlighted the vulnerability of international supply chain systems and the potential risks associated with disruptions to these systems. Supply chain disruptions, such as port congestion and container shortages, may cause stockouts, which can impact the availability of merchandise for e-commerce merchants to sell. In turn, this can reduce demand for our services, as e-commerce merchants may hold back on cross-border operations until stock availability is resolved. Furthermore, disruptions to the international supply chain systems may lead to increased costs associated with logistics, shipping, and warehousing, resulting in reduced margins and profitability of our business. In addition, supply chain issues may also cause delays in shipments, leading to customer dissatisfaction and decreased demand for our services. Our ability to mitigate these risks may be limited, and there can be no assurance that we will be successful in doing so. As a result, disruptions to the international supply chain systems could have a material and adverse impact on our business, financial condition, and results of operations.

Labor actions may disrupt the U.S. transportation network we rely on and thus may adversely impact our business, financial condition, and results of operations.

Our reliance on the global supply chain systems and the U.S. transportation network exposes us to potential disruptions and congestions caused by labor actions, such as labor disputes or port strikes. Labor disputes among freight carriers and at ports of entry in the U.S., where our PRC customers’ merchandise is imported, are not uncommon. For example, in June 2023, the union representing the employers of over 22,000 dock workers at U.S. West Coast seaports staged concerted and disruptive work actions, resulting in the shutdown of some terminals at ports in Los Angeles, Long Beach, Oakland and Hueneme in California and Tacoma and Seattle in Washington state. As such, we expect labor unrest and its effects on the transportation of our PRC customer’s merchandise to be a continuing challenge for us. Any disruptions, such as a port worker strike, work slowdown, or other transportation disruption in the U.S., may significantly disrupt our business. Although, as of the date of this annual report, our business has not experienced material impacts from such disruptions caused by union actions, there is no guarantee that they will not occur in the future. In the event that such disruptions do occur, they could lead to increased transportation costs, reduced margins, and decreased profitability for our business. Additionally, they may cause shipment delays, resulting in customer dissatisfaction and reduced demand for our services. A prolonged transportation disruption caused labor action may materially adversely affect our business, results of operations and financial condition.

Demand for our services may be adversely impacted by the changing consumer spending power and habits in the U.S.

We offer one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. Our business success is closely tied to the demand for cross-border e-commerce in the U.S., which is, in turn, dependent on the demand from U.S. online shoppers for imported goods from countries such as China. As such, any significant economic changes in the U.S., such as recessions or economic downturns, could reduce consumer spending power, reduce cross-border trade, and affect the demand for our services. Additionally, any changes in consumer spending habits, such as a shift toward purchasing from domestic retailers, could also lead to reduced demand for our services and negatively impact our business. If we are unable to take effective measures in a timely manner to mitigate the negative impact of a decline in consumer spending power or shifts in spending habits in the U.S., our business, financial condition, and results of operations could be adversely affected.

We may be adversely affected by the effects of inflation and a potential recession.

Recent inflationary pressures have caused, and may continue to cause, higher interest rates and capital costs, elevated shipping costs, supply shortages, increased labor costs, weaker exchange rates, and other related effects. Since 2021, we have experienced, and may continue to experience, higher-than-expected inflation, including the escalation of transportation, commodity, and supply chain costs and disruptions that adversely affected our results of operations. Specifically, since 2021, we have partially offset the impact of inflation largely through price increases, in addition to continued supply chain optimization initiatives, and may continue to do so in the future. However, should inflation continue to impose significant pressures on our costs, we may not be able to offset the increased costs or otherwise handle the exposure, which could negatively impact our business, results of operations, or financial condition. Further, even if we are able to increase prices initially to counter inflationary pressures, we may not be able to sustain such price increases. If our competitors do not raise their prices or if consumers or customers decide not to pay the higher prices for our services, sustained price increases may eventually lead to a decrease in sales volume. Thus, inflationary pressures could damage our reputation, our brands, or threaten our profitability or market share. In addition, unfavorable economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for warehousing and logistics services, particularly those associated with cross-border e-commerce, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

If the PRC government imposes further restrictions and limitations on our PRC customers’ ability to transfer or distribute cash from the PRC to the U.S., our business, financial condition, and results of operations could be materially adversely affected.

The PRC government has imposed controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. For instance, the Circular on Promoting the Reform of Foreign Exchange Management and Improving Authenticity and Compliance Review, issued on January 26, 2017, provides that banks shall, when dealing with dividend remittance transactions from a domestic enterprise to its offshore shareholders of more than $50,000, review the relevant board resolutions, original tax filing form, and audited financial statements of such domestic enterprise based on the principle of genuine transaction. There is no guarantee that the PRC government will not further intervene or impose other restrictions on our PRC customers’ ability to transfer or distribute cash outside the PRC. In the event that the foreign exchange control system prevents our PRC customers from remitting their payments to the U.S., we may not be able to receive a substantial portion of our revenue. As a result, our business, financial condition, and results of operations may be adversely affected.

Operational Risks

Failure to renew our current leases or locate desirable alternatives for our facilities could materially and adversely affect our business.

We lease properties for all of our offices, warehouses, and fulfilment centers. We may not be able to successfully extend or renew such leases upon expiration of the current term on commercially reasonable terms or at all, and may therefore be forced to relocate the affected operations. This could disrupt our operations and result in significant relocation expenses, which could adversely affect our business, financial condition, and results of operations. In addition, we compete with other businesses for premises at certain locations or of desirable sizes. As a result, even though we could extend or renew our leases, rental payments may significantly increase as a result of the high demand for the leased properties. In addition, we may not be able to locate desirable alternative sites for our facilities as our business continues to grow and failure in relocating our affected operations could adversely affect our business and operations.

If our customers are able to reduce their logistics and supply chain costs or increase utilization of their internal solutions, our business and operating results may be materially and adversely affected.

One of the main reasons that clients use contract warehouse and logistics management companies is the high cost, high degree of difficulties, and operational deficiencies associated with developing in-house logistics and supply chain expertise. If, however, our customers are able to develop their own logistics and supply chain solutions, increase utilization of their in-house supply chain, reduce their logistics spending, or otherwise choose to terminate our services, our business and operating results may be materially and adversely affected.

The suspension of PRC sellers on international e-commerce platforms, such as the crackdown on PRC sellers by Amazon in early 2021, has discouraged and may continue to discourage a growing number of PRC e-commerce sellers from selling their merchandise to the United States, thus adversely affecting our business, financial condition, and results of operations.

As we derived approximately 96%   and 96%of our revenue from the PRC market during the fiscal years ended June 30, 2024 and 2023, respectively, we believe that our continued growth depends largely on our ability to maintain our Chinese client base. In early 2021, Amazon, the world’s largest e-commerce platform, claimed that it had suspended the accounts of over 50,000 Chinese sellers for improper use of review functions. Specifically, instead of earning great reviews through high-quality products, those PRC sellers manipulated reviews by paying for positive product reviews or by giving away gift cards, which violates Amazon’s terms of service. It is estimated that the 50,000 affected accounts caused approximately RMB100 billion in losses for the cross-border e-commerce industry in the PRC, which has discouraged a growing number of PRC e-commerce sellers from selling their merchandise to the U.S. via Amazon.

There is no guarantee that (i) our current or future international customers are fully compliant with the terms of service of all the international e-commerce platforms they use, including Amazon, or that (ii) those e-commerce platforms will not from time to time initiate such a widespread suspension of PRC sellers in the future. Such a crackdown on PRC sellers may significantly reduce the number of Chinese e-commerce sellers who intend to sell in the U.S., who are our primary customers. The loss of our PRC customer base due to the widespread suspension of PRC sellers in the cross-border e-commerce industry could be detrimental to our ongoing operations. If we are unable to attract new customers in a timely or cost-effective manner, our business, financial condition, and results of operations may be adversely affected.

Our largest customers generate a significant portion of our revenue and our business may rely on one or more suppliers that account for more than 10% of our total purchases, and interruption in operations of such significant customers or supplier may have an adverse effect on our business, financial condition, and results of operations.

During the fiscal years ended June 30, 2024 and 2023, we derived most of our revenue from a few customers. For the fiscal year ended June 30, 2024, our top four customers, Aukey International Ltd., Western Post (HK) Ltd., Goldensee Ltd., and Union Grand Imp. & Exp. Co., Ltd., accounted for approximately 11.7%, 11.7%, 10.9%, and 10.0% of our total revenue, respectively. For the fiscal year ended June 30, 2023, our two largest customers, Aukey International Ltd. and Union Grand Imp. & Exp. Co., Ltd., accounted for approximately 22.5% and 14.5% of our total revenue, respectively. No other customers represented 10% or more of our total revenue for the years ended June 30, 2024 and 2023. For an example of a typical transaction, see “Item 1. Business — Customers.” We may lose a significant customer due to a variety of factors, including our ability to provide quality warehouse and logistics management services. Even though we have a strong record of performance, we cannot guarantee that we will continue to maintain the business cooperation with these significant customers at the same level, or at all. If any significant customer terminates its relationship with us, we cannot assure you that we will be able to secure an alternative arrangement with comparable customer in a timely manner, or at all. Losing one or more of these significant customers could adversely affect our revenue and profitability.

In addition, we depend upon a significant supplier that accounted for more than 10% of our total purchases for approximately the past two years — specifically, FedEx accounted for 50% and 62% of our total purchases during the fiscal year ended June 30, 2024 and 2023, respectively. We cannot ensure that we will have no concentration of suppliers in the future. Such third-party suppliers are run by independent entities that are subject to their own unique operational and financial risks, which are beyond our control. If such significant suppliers breach or terminate their contracts with us, or experience significant disruptions to their operations, we will be required to find and enter into arrangements with one or more replacement suppliers. Finding alternative suppliers could involve significant delays and other costs and these suppliers may not be available to us on reasonable terms or at all. As a result, this could harm our business and financial results and result in lost or deferred revenue.

Customer demand is difficult to forecast accurately, and as a result we may be unable to make planning and spending decisions to match such demand.

We make planning and spending decisions, including capacity expansion, procurement commitments, personnel needs, and other resource requirements based on our estimates of customer demand. A significant portion of our revenue is derived from customers whose demand for the warehousing and shipping services is tied closely to the end consumers in the U.S. Therefore, our customer demand may be impacted by factors out of our control, such as unexpected shifts in the preferences of U.S. end consumers for our customers’ merchandise, foreign exchange rate fluctuations that could adversely impact our customers’ costs and pricing strategies, and manufacturing production delays. Moreover, we may potentially experience capacity and resource shortages in fulfilling e-commerce orders on behalf of our customers during the peak season of e-commerce consumption or following special promotional campaigns on any e-commerce platforms. Failure to meet customer demand in a timely fashion or at all may adversely affect our financial condition and results of operations.

Our dependence on third parties to provide overseas transportation and domestic distribution services may impact the delivery and quality of our transportation and logistics services, and any disruption to these services could result in a disruption to our business, negative publicity, and a slowdown in the growth of our customer base, materially and adversely affecting our business, financial condition, and results of operations.

As we do not have our own delivery team and networks, our business depends on the services provided by, and relationships with, various independent third parties, to provide truck and ocean services and to report certain events to us, including, but not limited to, shipment status information and freight claims. For example, we rely on ocean carriers for the transportation of our customer’s goods and merchandise to the U.S, before they complete customs clearance and are delivered to U.S. warehouses. We also rely on common carriers such as FedEx and UPS to distribute merchandise to the U.S. end consumer who place orders online. Several third-party logistics service providers contributed a significant part of the total cost of revenue of our Company. In particular, for the fiscal years ended June 30, 2024 and 2023, FedEx accounted for approximately 50% and 62% of our total cost of revenue, respectively. These third-party logistics service providers may not fulfill their obligations to us, which may prevent us from meeting our commitments to our customers. This reliance also could cause delays in reporting certain events, including recognizing claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including:

●	equipment and driver shortages in the transportation industry;

●	changes in regulations impacting transportation;

●	disruption in the supply or cost of fuel;

●	unanticipated changes in ocean or truck freight markets; and

●	increases in shipping costs or other issues that adversely affect the global supply chains, such as global availability of shipping containers, and related labor and fuel costs.

Our business may be disrupted by natural disasters causing supply chain disruptions.

Natural disasters such as earthquakes, tsunamis, hurricanes, tornadoes, floods, or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations and could damage or destroy infrastructure necessary to transport products as part of the supply chain. These events could make it difficult or impossible for us to provide logistics services; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event, which could adversely affect our business and results of operations.

The COVID-19 pandemic adversely impacted our business, results of operations, and cash flows in 2022.

From 2019 to 2022, the COVID-19 pandemic resulted in the implementation of significant governmental measures intended to control the spread of the virus, including lockdowns, closures, quarantines, travel bans, and other precautionary measures, which resulted in significant business and supply chain disruptions and had direct impacts on international trade. During the fiscal year ended June 30, 2022, the COVID-19 pandemic had a material impact on our financial position and operating results. Specifically, the COVID-19 pandemic posed significant challenges for logistics companies globally. Multiple national lockdowns, in particular the lockdowns, travel restrictions, mandatory cessations of business operations, or mandatory quarantines imposed in the PRC, slowed or even temporarily halted the movement of raw materials and finished goods, thus disrupting the manufacturing and distribution of goods. During the fiscal years ended June 30, 2024 and 2023, the COVID-19 pandemic did not have a material impact on our financial position and operating results.

However, there is no assurance that a disease outbreak, such as the COVID-19 pandemic or any other natural disasters, will not occur in the future. The extent to which such natural diseases may impact us will depend on future developments, which are highly uncertain and cannot be predicted, including the duration, severity, and recurrence of any such disease outbreak, the effectiveness of mitigation strategies, third-party actions taken to contain its spread and mitigate its public health effects, and the travel restrictions, recommendations, or mandates from governmental authorities as a result of such natural disasters or disease outbreaks. Any of these factors may materially and adversely affect our business, financial condition, and results of operations.

Our results of operations are subject to seasonal fluctuations.

We experience seasonality in our business, mainly correlating to the seasonality patterns associated with the e-commerce and logistics and supply chain industries in the U.S. We typically experience a seasonal surge in volume of service orders during the second and fourth quarters of each year due to holiday seasons and summer revenue, respectively. We may experience capacity and resource shortages in our warehousing and order fulfillment services during the period such season surge in our business. On the other hand, activity levels across our business lines are typically lower in the first and third quarters of each year, primarily due to relatively weaker consumer spending and decreased availability of delivery personnel and warehouse staff during these periods. As a result, our financial condition and results of operations for future periods may continue to fluctuate, and the trading price of our common stock may fluctuate from time to time, due to seasonality.

Our business and results of operations may be harmed by the misconduct of authorized employees that have access to important assets of our Company such as inventory, bank accounts, and confidential information.

During the course of our business operations, some of our employees have access to certain valuable assets of our Company, such as warehouse inventory, bank accounts, and confidential information. In the event of misconduct by such authorized employees, our Company could suffer significant losses. Employee misconduct may include misappropriating warehouse inventory or bank accounts, falsifying inventory records or bank accounts, improper use or disclosure of confidential information to the public or our competitors, and failure to comply with our code of conduct or other policies or with federal or state laws or regulations regarding the use and safeguarding of classified or other protected information, import-export control, and any other applicable laws or regulations. Although we have implemented policies, procedures, and controls to prevent and detect these activities, these precautions may not prevent all intentional or negligent misconduct, and as a result, we could face unknown risks or losses. Furthermore, such unethical, unprofessional, or even criminal behavior by employees could damage our reputation, result in fines, penalties, restitution, or other damages, and lead to the loss of current and future customers, all of which would adversely affect our business, financial condition, and results.

Our insurance does not fully cover all of our operational risks, and changes in the cost of insurance or the availability of insurance could materially increase our insurance costs or result in a decrease in our insurance coverage.

While we have auto liability insurance and commercial insurance for self-operated vehicles, cargo insurance, warehouse insurance, general liability insurance, and workers compensation and employer liability insurance, we are self-insured for a portion of our potential liabilities. In certain instances, our insurance may not fully cover an insured loss, depending on the magnitude and nature of the claim. Additionally, changes in the cost of insurance or the availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase the portion of our risks that we self-insure.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation, and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. We have relied on a technology platform that enables us to deliver one-stop warehouse and logistics management services to our customers with simplicity, convenience, speed, and reliability, primarily including our Armlogi OMS. Our technology platform supports the smooth performance of certain key functions of our business, such as storage management, order management, payment calculation, and customers services. The secure processing, maintenance, and transmission of information in these systems are critical to our operations. Nonetheless, our technology operations are vulnerable to security breaches and attacks against our system and network. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.

Our business, financial condition, and reputation may be substantially harmed by security breaches, interruptions, delays, and failures in our systems and operations.

With our technology platform, we are able manage the entire flow of inventory, labor force, and information in and out of our warehouse network, and optimize our warehouse storage and order management services. The performance and reliability of our systems and operations are critical to our business. Our systems and operations are vulnerable to security breaches, interruption, or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fires, floods, power outages, telecommunication failures, break-ins, sabotage, computer viruses, and intentional acts of vandalism. Security breaches, interruptions, delays, or failures in our systems or operations can lead to lower quality service, increased costs, litigation and other consumer claims, and damage our reputation, all of which could have a significant impact on our financial condition and operating results.

Our business and financial condition may be substantially harmed by inventory losses caused by theft, vandalism, or accidents during transportation and/or warehousing.

As we maintain customers’ goods and merchandise in our warehouses, we bear the risk of damage and loss prior to coordinating with third-party logistics service providers to distribute the goods or merchandise ordered online to their end consumers. In addition, we offer port trucking services to assist customers with the transportation of shipping containers from ports to storage or warehouses. Although we also maintain cargo insurance and warehouse insurance for the warehouses operated and managed by us, and take steps to enhance control by engaging dependable truck drivers for transportation and renting more secure warehouses space, we remain subject to inventory losses caused by theft, vandalism, or accidents during transportation and/or warehousing. In addition, force majeure events such as flooding, fires, or hail may affect a large number of our automobiles. Such events may cause us to incur large damages, deprive us of a significant portion of our inventory, and reduce customer satisfaction if it leads to our failure to deliver sold automobiles. If any of the foregoing occurs, our business reputation, financial condition, and results of operations may be adversely affected.

If we fail to manage our growth or execute our strategies and future plans effectively, we may not be able to take advantage of market opportunities or meet the demand of our customers.

Our business has grown substantially since our inception, and we expect it to continue to grow in terms of scale and diversity of operations. For example, we launched our international ocean freight services in January 2023 and are actively expanding and refining these offerings. With this new addition, we can now offer our manufacturer customers a comprehensive one-stop logistics solution, covering the entire journey from their overseas factory door to the doorstep of the end consumer here in the United States. In addition, we plan to continue to develop comprehensive and sophisticated solutions and services that span the entire supply chain, from ocean freight to distribution and delivery. This will enable us to offer a full range of value-added services to our customers, including sales forecasts and inventory planning. Such expansions increase the complexity of our operations and may cause strain on our managerial, operational, and financial resources. We must continue to hire, train, and effectively manage new employees. In the event that our new hires fail to perform as expected, or if we fail to hire, train, manage, and integrate new employees, our business, financial condition, and results of operations may be materially adversely affected. The expansion of our services will also require us to maintain consistency in the quality of our services so that our market reputation is not damaged by any deviations in quality, whether actual or perceived.

Our future results of operations also depend largely on our ability to execute our future plans successfully. In particular, our continued growth may subject us to the following additional challenges and constraints:

●	we face challenges in ensuring the productivity of a large employee base and recruiting, training, and retaining skilled personnel, including areas of procurement, sales and marketing, and information technology for our growing operations;

●	we face challenges in responding to evolving industry standards and government regulation that impact our business and the warehousing and logistics industry in general;

●	the technological or operational challenges may arise from the new services;

●	the execution of our future plans will be subject to the availability of funds to support the relevant capital investment and expenditures; and

●	the successful execution of our strategies is subject to factors beyond our control, such as general market conditions, and economic and political developments in the U.S. and globally.

All of these endeavors involve risks and will require significant management, financial, and human resources. We cannot assure you that we will be able to effectively manage our growth or to implement our strategies successfully. There is no assurance that the investment to be made by our Company as contemplated under our future plans will be successful and generate the expected return. If we are not able to manage our growth or execute our strategies effectively, or at all, our business, results of operations, and prospects may be materially and adversely affected.

To sustain our operations and future business growth, we need to make significant investments in both capital and working capital, and if we are unable to secure sufficient financing when needed, our ability to execute our business plan as outlined in this prospectus will be impaired, which may negatively impact our business and prospects.

Sustaining our ongoing operations and propelling future growth requires a significant investment in capital assets, coupled with sufficient working capital. In particular, as a growing company, we may require additional capital to finance our operations, make strategic investments, or respond to market conditions. For example, we are scheduled to commence the expansion of our warehouse network through leasing additional warehouse space in California and Illinois by December 2024, with an estimated cost of approximately $4 million to $5 million, and we plan to refine and optimize our international ocean freight services with an estimated cost of approximately $2 million. There can be no assurance that we will be able to obtain the necessary financing on favorable terms or at all. Factors beyond our control, such as unfavorable market conditions, general economic downturns, or investor sentiment, may make it challenging for us to secure additional funding. In the event we are unable to obtain additional financing, we may have to significantly limit, or even terminate, our primary operations, or delay, reduce, or eliminate certain of our planned operations (including further building our warehousing network and developing comprehensive and sophisticated solutions and services that span the entire supply chain, from ocean freight to distribution and delivery), resulting in a complete loss of investment for our stockholders. Our inability to obtain financing on acceptable terms when needed may have a material adverse effect on our business, results of operations, financial condition, and prospects.

If we fail to attract, recruit, or retain our key personnel, including our executive officers, senior management, and key employees, our ongoing operations and growth could be affected.

Our success depends, to a large extent, on the efforts of our key personnel, including our executive officers, senior management, and other key employees who have valuable experience, knowledge, and connections in global supply chains as well as the warehousing and logistics industry. There is no assurance that these key personnel will not voluntarily terminate their employment with us. We do not carry, and do not intend to procure, key person insurance on any of our senior management team. The loss of any of our key personnel could be detrimental to our ongoing operations. Our success will also depend on our ability to attract and retain qualified personnel to manage our existing operations as well as our future growth. We may not be able to successfully attract, recruit, or retain key personnel, and this could adversely impact our financial condition, operating results, and business prospects.

Future acquisitions may have an adverse effect on our ability to manage our business. Raising additional capital may cause dilution to our stockholders, including purchasers of our common stock in our initial public offering.

We may acquire businesses, technologies, services, or products that are complementary to our warehousing and logistics business. Future acquisitions may expose us to potential risks, including risks associated with the integration of new operations, services, and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing business and technology, our potential inability to generate sufficient revenue to offset new costs, the expenses of acquisitions, or the potential loss of or harm to relationships with both employees and customers resulting from our integration of new businesses.

Any of the potential risks listed above could have a material adverse effect on our ability to manage our business, revenue, and net income. We may need to raise additional debt funding or sell additional equity securities to make such acquisitions. The raising of additional debt funding by our Company, if required, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities could result in additional dilution to our stockholders.

Our previous growth rates and performance may not be sustainable or indicative of our future growth and financial outcomes, and there is no assurance that we will be able to achieve the same level of financial performance in the future.

We have experienced strong growth in the past. Our total revenue increased by approximately $31.9 million, or 23.6%, to approximately $167.0 million for the fiscal year ended June 30, 2024 from $135.0 million for the fiscal year ended June 30, 2023. Our total revenue increased by approximately $79.0 million, or 141.0%, to approximately $135.0 million for the fiscal year ended June 30, 2023 from $56.0 million for the fiscal year ended June 30, 2022. We reported net income of approximately $7.4 million for the fiscal year ended June 30, 2024, representing a decrease by $6.5 million, from $13.9 million for the fiscal year ended June 30, 2023. We reported net income of approximately $13.9 million for the fiscal year ended June 30, 2023, representing a significant increase by $11.9 million, or 602.7%, from net income of $2.0 million for the fiscal year ended June 30, 2022. While we have achieved strong financial results in the past, these results may not be sustainable or indicative of future results, and we cannot assure you that we will achieve or maintain profitability on a consistent basis. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for our warehousing and logistics services, increased competition, industry trend, or our failure to capitalize on growth opportunities. Meanwhile, we expect our overall selling, general, and administrative expenses, including marketing expenses, salaries, and professional and business consulting expenses, to continue to increase in the foreseeable future, as we plan to hire additional personnel and incur additional expenses in connection with the expansion of our business operations. In addition, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we currently expect, and there is no assurance that we will be able to maintain sufficient operating revenue to offset our operating expenses. Any failure to increase revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all, or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

Legal, Regulatory, and Compliance Risks

We are subject to numerous laws and regulations applicable to the warehousing and logistics industry in the U.S., which, if we are found to have violated, may adversely affect our business and results of operations.

A number of U.S. federal and state laws and regulations applicable to the warehousing and logistics industry affect our business and conduct. For example, we are subject to regulation by the FMC as an OTI. As a licensed OTI, we are required to comply with several regulations, including the filing of our tariffs. We provide customs brokerage services as a customs broker under a license issued by the CBP and other authoritative governmental agencies. Further, DHS regulations applicable to our customers who import goods into the U.S. and our contracted ocean carriers can impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations. Moreover, the OSHA implements and enforces safety and health regulations in the workplace, which provide standards applicable to all industries generally and specific to the warehousing industry, such as standards for, among other things, proper storage of materials, use of material handling equipment, and employee training. Furthermore, as we are involved in the transportation of goods, we must comply with the DOT regulations regarding driver qualifications, vehicle maintenance, and hours of service. Additionally, as with other warehousing and logistics companies, we are required to follow federal and state employment laws, which cover important aspects, such as minimum wage, overtime pay, and anti-discrimination policies, among other things. We are also required to comply with local zoning ordinances and building codes, which may specify the permissible locations for our facilities and the safety standards that must be adhered to. See “Item 1. Business — Governmental Regulations — Operations.” Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory remedial obligations or the issuance of injunctions limiting or prohibiting our operations. We confirm that, as of the date of this annual report, each of our subsidiaries has obtained a valid business license or permit required for its operations. To the best of our knowledge, we are not obliged to obtain any other approvals, licenses, or permits from any federal, state, or local authorities to conduct our business, nor have we received any notice requesting such approvals, licenses, or permits from these authorities. However, it is uncertain whether we will be required to obtain additional approvals, licenses, or permits in connection with our business operations pursuant to evolving federal or state laws and regulations, and whether we will be able to obtain such approvals, licenses, or permits on a timely basis. Failure to do so may results in a material change in our operations, and the value of our common stock could deprecate significantly or become worthless.

Non-compliance with laws and regulations on the part of any third parties with which we conduct business could expose us to legal expenses, compensation to third parties, penalties, and disruptions of our business, which may adversely affect our results of operations and financial performance.

Third parties with which we conduct business, including third-party logistics service providers and brokers, may be subject to regulatory penalties or punishments because of their regulatory compliance failures or infringement upon other parties’ legal rights, which may, directly or indirectly, disrupt our business. We cannot be certain whether such third parties have violated any regulatory requirements or infringed or will infringe any other parties’ legal rights, which could expose us to legal expenses or compensation to third parties, or both.

We, therefore, cannot rule out the possibility of incurring liabilities or suffering losses due to any non-compliance by third parties. There is no assurance that we will be able to identify irregularities or non-compliance in the business practices of third parties with which we conduct business, or that such irregularities or non-compliance will be corrected in a prompt and proper manner. Any legal liabilities and regulatory actions affecting third parties involved in our business may affect our business activities and reputation, and may in turn affect our business, results of operations, and financial performance.

Moreover, regulatory penalties or punishments against our business stakeholders such as third-party logistics service providers and brokers, whether or not resulting in any legal or regulatory implications upon us, may nonetheless cause business interruptions or even suspension of these business stakeholders, which could in turn disrupt our usual course of business and result in material negative impact on our business operations, results of operation and financial condition.

Failure to protect intellectual property rights could adversely affect our business.

We regard our trademark, domain names, trade secrets, proprietary technologies, and other intellectual property as critical to our success. See “Item 1. Business — Technology and Intellectual Property.” We have taken measures to protect our intellectual property, but these measures might not be sufficient or effective. We may bring lawsuits to protect against the potential infringement of our intellectual property rights. Policing unauthorized use of our proprietary technology and other intellectual property is difficult and expensive, and litigation may be necessary in the future to enforce their intellectual property rights. Future litigation could result in substantial costs and diversion of our resources and could disrupt our business, as well as materially adversely affect our financial condition and results of operations. Further, despite the potentially substantial costs, we cannot assure you that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.

Third parties may claim that we infringe their proprietary intellectual property rights, which could cause us to incur significant legal expenses and prevent us from promoting our services.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, copyrights, or other intellectual property rights held by third parties. We may from time to time in the future be subject to legal proceedings and claims relating to the intellectual property rights of others. For instance, we may face claims of trademark or copyright infringement for the use of images, pictures, or materials used on our website or in promotional materials such as brochures or videos. Additionally, we may be subject to software copyright infringement claims for the technology platform we rely on for our daily operations. See “Item 1. Business — Technology and Intellectual Property.” There could also be existing intellectual property of which we are not aware that our services may inadvertently infringe. If any third-party infringement claims are brought against us, we may be forced to divert management’s time and other resources from our business and operations to defend against these claims, regardless of their merits. Additionally, the application and interpretation of intellectual property right laws and the procedures and standards for granting trademarks, copyrights, or other intellectual property rights are evolving and may be uncertain, and we cannot assure you that courts or regulatory authorities would agree with our analysis. Such claims, even if they do not result in liability, may harm our reputation. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. As a result, our business and financial performance may be materially and adversely affected.

We may from time to time be subject to claims, controversies, lawsuits, and legal proceedings, which could adversely affect our business, prospects, results of operations, and financial condition.

We may from time to time become subject to or involved in various claims, controversies, lawsuits, and legal proceedings. However, claims and threats of lawsuits are subject to inherent uncertainties, and we are uncertain whether any of these claims would develop into a lawsuit. Lawsuits, or any type of legal proceeding, may cause our Company to incur defense costs, utilize a significant portion of our resources, and divert management’s attention from our day-to-day operations, any of which could harm our business. Any settlements or judgments against our Company could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, negative publicity regarding claims or judgments made against our Company may damage our reputation and may result in a material adverse impact on us.

We may be the subject of allegations, harassment, or other detrimental conduct by third parties, which could harm our reputation and cause them to lose market share and customers.

We may be subject to allegations by third parties or purported former employees, negative Internet postings, and other adverse public exposure on our business, operations, and staff compensation. We may also become the target of harassment or other detrimental conduct by third parties or disgruntled former or current employees. Such conduct may include complaints, anonymous or otherwise, to regulatory agencies, media, or other organizations. We may be subject to government or regulatory investigation or other proceedings as a result of such third-party conduct and may be required to spend significant time and incur substantial costs to address such third-party conduct, and there is no assurance that we will be able to conclusively refute each of the allegations within a reasonable period of time, or at all. Additionally, allegations, directly or indirectly against our Company, may be posted on the Internet, including social media platforms by anyone on an anonymous basis. Any negative publicity on our Company or our management can be quickly and widely disseminated. Social media platforms and devices immediately publish the content of their users’ posts, often without filters or checks on the accuracy of the content posted. The information posted may be inaccurate and adverse to our Company, and it may harm our reputation, business, or prospects. The harm may be immediate without affording us an opportunity for redress or correction. Our reputation may be negatively affected as a result of the public dissemination of negative and potentially false information about our business and operations, which in turn may cause them to lose market shares and customers.

Trading Risks

The market price of our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the initial public offering price.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

The price of our common stock could be subject to rapid and substantial volatility.

There have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with recent initial public offerings, especially among those with relatively smaller public floats. As a relatively small-capitalization company with a relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume, and less liquidity than large-capitalization companies. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades, and large spreads in bid and ask prices. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence the price of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock could also adversely affect our ability to issue additional shares of common stock or other of our securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

Our existing stockholders may experience future dilution as a result of future equity offerings or other equity issuances.

We may in the future issue additional shares of our common stock or other securities convertible into or exchangeable for shares of our common stock. We cannot assure you that we will be able to sell shares of our common stock or other securities in any other offering or other transactions at a price per share that is equal to or greater than the price per share paid by our existing investors.

If we fail to maintain an effective system of internal controls or fail to remediate the material weaknesses in our internal controls over financial reporting that have been identified, we may fail to meet our reporting obligations or be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a report of management on our internal control over financial reporting in our annual report on 10-K beginning with our annual report for the fiscal year ending June 30, 2025. In addition, once we cease to be an “emerging growth company,” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. In preparing our consolidated financial statements as of and for the fiscal years ended June 30, 2024 and 2023, we have identified material weaknesses in our internal controls over financial reporting, which are: lack of formal policies and procedures related to a risk assessment process and internal control environment.

Following the identification of the material weaknesses, we have taken certain remedial measures, including adopting directors’ resolutions to appoint independent directors, establish an audit committee, and strengthen corporate governance. We plan to take additional remedial measures, including: (i) developing policies and procedures to formalize our internal controls over financial reporting; (ii) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience to support the expansion of our business and the need for the implementation of our internal controls over financial reporting.

However, the implementation of these measures may not fully address the material weaknesses in our internal controls over financial reporting. Failure to correct the material weaknesses or failure to discover and address any other material weaknesses or control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock, may be materially and adversely affected. Moreover, ineffective internal controls over financial reporting may significantly hinder our ability to prevent fraud.

Even if our management concluded that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified, if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. In addition, as we are a public company, our reporting obligations may place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. We may be unable to complete our evaluation testing and any required remediation in a timely manner.

As a public company, we incur substantially increased costs as compared to when we were a private company.

We incur significant legal, accounting, and other expenses as a public company that we did not incur as a private company. These additional costs could negatively affect our financial results. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and Nasdaq, impose various requirements on the corporate governance practices of public companies.

Compliance with these laws, rules, and regulations increases our legal and financial compliance costs and makes some corporate activities more time-consuming and costlier. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We have incurred additional costs in obtaining director and officer liability insurance. In addition, we incur additional costs associated with our public company reporting requirements. It may also be more difficult for us to find qualified persons to serve on our board of directors or as executive officers.

We are an “emerging growth company,” as defined in the JOBS Act and will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 in the assessment of the emerging growth company’s internal control over financial reporting and permission to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

After we are no longer an “emerging growth company,” or until five years following the completion of our initial public offering, whichever is earlier, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 and the other rules and regulations of the SEC. For example, as a public company, we have been required to increase the number of independent directors and adopt policies regarding internal controls and disclosure controls and procedures.

We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate with any degree of certainty the amount of additional costs we may incur or the timing of such costs.

We may not be able to maintain the listing of our common stock on Nasdaq.

Even though our common stock has been approved for listing on Nasdaq, there can be no assurance that we will be able to maintain the listing standards of that exchange, which includes requirements that we maintain our stockholders’ equity, total value of shares held by unaffiliated stockholders, and market capitalization above certain specified levels. If we fail to conform to the Nasdaq listing requirements on an ongoing basis, our common stock might cease to trade on Nasdaq, and may move to the OTCQB or OTC Pink Markets operated by OTC Markets Group, Inc. These quotation services are generally considered to be markets that are less efficient and that provide less liquidity in the shares than Nasdaq.

Substantial future sales of our common stock or the anticipation of future sales of our common stock in the public market could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. An aggregate of 41,634,000 shares of common stock are outstanding as of the date of this annual report. Sales of these shares into the market could cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our common stock, the price of our common stock and trading volume could decline.

Any trading market for our common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our common stock and the trading volume to decline.

We will be a “controlled company” within the meaning of the Nasdaq listing rules, and may follow certain exemptions from certain corporate governance requirements that could adversely affect our public stockholders.

As of the date of this annual report, our largest stockholder, Mr. Aidy Chou, holds and will continue to hold, directly or indirectly, more than a majority of the voting power of our outstanding common stock shares and will be able to determine all matters requiring approval by our stockholders. Under the Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and is permitted to phase in its compliance with the independent committee requirements. Although we do not intend to rely on the “controlled company” exemptions under the Nasdaq listing rules even if we are a “controlled company,” we could elect to rely on these exemptions in the future. If we were to elect to rely on the “controlled company” exemptions, a majority of the members of our board of directors might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, if we rely on the exemptions, during the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” and a “smaller reporting company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenue exceeds $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our common stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, or (ii) our annual revenue is equal to or less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, taking advantage of reduced disclosure obligations may make comparison of our financial statements with other public companies difficult or impossible. If investors are unable to compare our business with other companies in our industry, we may not be able to raise additional capital as and when we need it, which may materially and adversely affect our financial condition and results of operations.

Nasdaq may apply additional and more stringent criteria for our initial and continued listing, since we plan to have a relatively small public offering and insiders will hold a large portion of our listed securities.

Nasdaq Listing Rule 5101 provides Nasdaq with broad discretionary authority over the initial and continued listing of securities on Nasdaq and Nasdaq may use such discretion to deny initial listing, apply additional or more stringent criteria for the initial or continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes initial or continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of Nasdaq, even though the securities meet all enumerated criteria for initial or continued listing on Nasdaq. In addition, Nasdaq has used its discretion to deny initial or continued listing or to apply additional and more stringent criteria in the instances, including: (i) where the company engaged an auditor that has not been subject to an inspection by the Public Company Accounting Oversight Board of the United States (the “PCAOB”), an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit; (ii) where the company planned a small public offering, which would result in insiders holding a large portion of the company’s listed securities (in which instance, Nasdaq was concerned that the offering size was insufficient to establish the company’s initial valuation, and there would not be sufficient liquidity to support a public market for the company); and (iii) where the company did not demonstrate sufficient nexus to the U.S. capital market, including having no U.S. shareholders, operations, or members of the board of directors or management. Since we plan to have a relatively small public offering and our insiders will hold a large portion of our listed securities, Nasdaq may apply additional and more stringent criteria for our initial and continued listing, which may cause delay or even denial of our listing application.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We promote a company-wide culture of cybersecurity risk management to ensure that cybersecurity risk considerations are an integral part of decision-making at every level. We have implemented cyber defenses to safeguard our information systems and protect the confidentiality, integrity and availability of our data. We continuously evaluate and refine our cybersecurity risk management practices to ensure they align with our business objectives and operational needs. Our cybersecurity risk management program is comprehensive in scope and covers the systems supporting our business.

Our cybersecurity risk management program includes:

●	Risk Identification: We maintain an updated inventory of critical digital assets and leverage internal assessments and external threat intelligence to monitor and protect against emerging threats. We conduct periodic scans and audits identify vulnerabilities in our systems.

●	Risk Assessments: We evaluate cyber threats such as data breaches, ransomware, and insider threats through threat modeling and business impact analysis. Prioritizing risks based on potential operational disruption ensures timely mitigation of critical threats.

●	Risk Mitigation: We implement layered security controls, including firewalls, encryption, multi-factor authentication, and network segmentation. Patch management, access controls, and a robust incident response plan ensure proactive risk reduction and rapid recovery from incidents.

●	Risk Monitoring and Review: We implement tools to continuously monitor network traffic, system logs, and user activities to detect threats in real-time. Regular audits and metrics help identify gaps, track performance, and strengthen our cybersecurity posture.

As of the date of this annual report, we are not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our board of directors (the “Board”) oversees cybersecurity risk as part of its broader risk management responsibilities. The Board considers cybersecurity a critical component of our organization’s risk management framework. The Board is responsible for approving the cybersecurity strategy, ensuring that sufficient resources are allocated to cybersecurity initiatives, and monitoring compliance with relevant regulations and industry standards. The Board also receives regular updates from management on cybersecurity risks, incidents, and the overall effectiveness of our cybersecurity programs, ensuring alignment between cybersecurity objectives and business goals.

Management, along with our Chief Information Security Officer, Larry Chen is responsible for developing the cybersecurity strategy and supervising our cybersecurity risk management program, leading the cybersecurity team and coordinating responses to incidents and breaches, and managing relationships with regulators, auditors, and third-party vendors regarding cybersecurity matters. Our IT and security teams support these efforts by managing day-to-day operations, including threat detection, incident response, patch management, and system monitoring, ensuring that cybersecurity risks are actively managed and mitigated across our Company.

The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal IT and security teams; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.

Item 2. Properties.

Our principal executive offices are located in City of Walnut at 20301 East Walnut Drive North, Walnut, California, where we lease office space and a warehouse from DNA Motor Inc. (“DNA Motor”) pursuant to a sublease agreement, with an area of approximately 350,000 square feet, with a lease term from January 1, 2022 to December 31, 2028, and monthly rent of approximately $370,000.

In addition, Armstrong Logistic, one of our subsidiaries, leases four warehouses in California, including:

●	at 19545 San Jose Avenue, City of Industry, California 91746, from DNA Motor, a company owned by Jacky Chen, the former chief executive officer of Armstrong Logistic, pursuant to a sublease agreement, with an area of approximately 130,000 square feet, with a lease term from September 1, 2020 to September 30, 2025, and monthly rent of approximately $100,000;

●	at 18400-18450 Gale Avenue, City of Industry, California 91748, from DNA Motor pursuant to a sublease agreement, with an area of approximately 140,000 square feet, with a lease term from July 1, 2022 to December 31, 2025, and monthly rent of approximately $127,000; As of October 1, 2023, Armstrong Logistic no longer operated at this warehouse location, pursuant to an operating services agreement with an agreement term from October 1, 2023 to November 30, 2025;

●	at 280 Machlin Court, City of Industry, California 91789, from Sun-Yin USA Inc, pursuant to a sublease agreement, with an area of approximately 50,000 square feet, with a lease term from March 1, 2023 to February 28, 2025, and monthly rent of approximately $98,000. Armstrong Logistic temporarily ceased operations at this location and subleased the warehouse to a subtenant pursuant to a sublease agreement with an agreement term from October 1, 2023 to February 28, 2025. On May 13, 2024, the subtenant terminated the sublease agreement early and Armstrong Logistic resumed operations at the warehouse; and

●	at 11618 Mulberry Ave, Fontana, CA 92337, from United Facilities, Inc., pursuant to a lease agreement and its amendment, with an area of approximately 633,953 square feet, with a lease term from August 10, 2023 to September 30, 2028, and monthly rent of approximately $560,000.

Armstrong Logistic also leases one warehouse in Georgia:

●	at 1001 Trade Center Boulevard Building 4A, Rincon, Georgia 31326, from SFG CH Chatham Tract, LLC, pursuant to a lease agreement with an area of approximately 734,000 square feet, with a lease term from February 29, 2024 to July 31, 2034 .

Armstrong Logistic also leases one warehouse in Texas:

●	at 645 Independence Parkway, La Porte, Texas 77571, from DNA Motor pursuant to a sublease agreement, with an area of approximately 200,000 square feet, with a lease term of from April 1, 2021 to August 31, 2026, and monthly rent of approximately $80,000.

Armstrong Logistic also leases two warehouses in New Jersey, including:

●	at 839 Railroad Avenue, Florence, New Jersey 08554, from DNA Motor pursuant to a sublease agreement, with an area of approximately 300,000 square feet, with a lease term from July 1, 2021 to September 30, 2029, and monthly rent of approximately $210,000; and

●	at 250 Carter Dr, Edison, New Jersey 07090, from Romark Logistics of NJ, LLC. pursuant to a sublease license agreement, with an area of approximately 87,000 square feet, with a lease term from May 1, 2023 to October 31, 2027, and monthly rent of approximately $121,000. This warehouse was subsequently expanded through a lease agreement with NL Cedars Group LLC, with an additional area of approximately 144,000 square feet, with a lease term from January 1, 2024 to February 28, 2029, and monthly rent of approximately $195,000.

We believe that the offices and warehouses that we currently lease are adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we may become a party to various legal or administrative proceedings arising in the ordinary course of our business, including actions with respect to intellectual property infringement, violation of third-party licenses or other rights, breach of contract, and labor and employment claims. We are currently not a party to, and we are not aware of any threat of, any legal or administrative proceeding that, in the opinion of our management, is likely to have any material and adverse effect on our business, financial condition, cash flow, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock trades under the symbol “BTOC” on the Nasdaq Global Market.

Holders of Record

As of September 26, 2024, we had 41,634,000 shares of common stock issued and outstanding held by 31 stockholders of record, not including beneficial holders whose shares are held in names other than their own.

Dividend Policy

As of the date of this annual report, we have not paid any cash dividends on our common stock, and our board of directors intends to continue a policy of retaining earnings, if any, for use in our operations. We are organized under the Nevada Revised Statutes, which prohibits the payment of a dividend if, after giving it effect, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities. Any determination by our board of directors to pay dividends in the future to stockholders will be dependent upon our operational results, financial condition, capital requirements, business projections, general business conditions, statutory and regulatory restrictions, and any other factors deemed appropriate by our board of directors.

Equity Compensation Plans

For information on securities authorized for issuance under our existing equity compensation plan, see Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

Other than previously disclosed in our quarterly reports on Form 10-Q or current reports on Form 8-K, during the period covered by this annual report, we did not issue any securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-274667) for our IPO, which registration statement was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 13, 2024. In May 2024, we completed our IPO, in which we issued and sold an aggregate of 1,600,000 shares of common stock, at a price of $5.00 per share for $8,000,000. EF Hutton LLC was the representative of the underwriters of our IPO.

We incurred approximately $3.0 million in expenses in connection with our IPO, which included approximately $600,000 in underwriting discounts, approximately $81,700 in expenses paid to or for underwriters, and approximately $2.3 million in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the IPO were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the IPO were $5,214,851 after deducting underwriting discounts and the offering expenses payable by us. As of the date of this annual report, we have used approximately $2.8 million  for working capital and other general corporate purposes in support of our current business. We intend to use the remaining proceeds from our IPO in the manner disclosed in our registration statement.

Recent Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.

Overview

We are a fast-growing U.S.-based warehousing and logistics service provider that offers a comprehensive package of supply-chain solutions relating to warehouse management and order fulfillment.

With the boom of e-commerce and Internet technology, along with the development of global supply chains, a growing number of merchants are seeking to sell their products through international e-commerce platforms, such as Amazon and eBay. These merchants, however, are confronted with major logistical challenges because of the complexities involved in shipping goods across borders. Specifically, when a foreign   consumer places an order online, it can take a long time for the goods to be delivered from one country to another (especially for bulky items), while facing high damage rates and congestion during peak seasons. One of the solutions to such problems is to set up overseas warehouses, which are local storage facilities established in a foreign country where the cross-border merchants intend to sell their goods. Cross-border e-commerce merchants can export goods in batches in advance to overseas warehouses, which can then be delivered to overseas consumers once orders are placed via e-commerce platforms. As a result, the delivery time and the rate of damaged and lost packages may be reduced significantly, therefore enhancing the shopping experience of consumers.

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate nine warehouses across the country, with an aggregate gross floor area of approximately 2,765,667 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services.   We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of June 30, 2024 and 2023, we had an active customer base of 105 and 83, respectively, for our warehousing and logistics services.

We have experienced rapid growth since our inception. For the fiscal years ended June 30, 2024 and 2023, we had total revenue of $167.0 million, and $135.0 million respectively, and net income of $7.4 million, and $13.9 million respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant portion of our revenue from customers based in China. During the fiscal years ended June 30, 2024 and 2023, we generated approximately 96% and 96% of our revenue from PRC-based customers, respectively. See “Item 1A. Risk Factors — Economic, Political, and Market Risks — China’s economic, political, and social conditions, as well as governmental policies, could affect the business environment and economic conditions in China, which may result in an adverse impact on the demand for our services, potentially harming our financial condition and operating results.”

Key Factors Affecting Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations.

Supportive Cross-Border E-Commerce Business Environment and Platform Policies that Facilitate Sales by PRC E-Commerce Merchants into the U.S. Market

The majority of our customers consist of PRC e-commerce merchants who sell their merchandise into the U.S. market through e-commerce platforms. As such, our ability to acquire and maintain new or existing customers for our warehousing and logistics services is heavily reliant on their continued willingness to conduct cross-border e-commerce businesses, which may be significantly impacted by policies set by e-commerce platforms. For example, in early 2021, Amazon, the world’s largest e-commerce platform, claimed that it had suspended the accounts of over 50,000 Chinese sellers for improper use of review functions. Specifically, instead of earning great reviews through high-quality products, those PRC sellers manipulated reviews by paying for positive product reviews or by giving away gift cards, which violates Amazon’s terms of service. It is estimated that the 50,000 affected accounts caused approximately RMB100 billion in losses for the cross-border e-commerce industry in the PRC, which has discouraged a growing number of PRC e-commerce sellers from selling their merchandise to the U.S. via Amazon. There is no guarantee that our current or future international customers are fully compliant with the terms of service of all the international e-commerce platforms they use, including Amazon, or that those e-commerce platforms will not from time to time initiate such a widespread suspension of PRC sellers in the future. Such a crackdown on PRC sellers may significantly reduce the number of Chinese e-commerce sellers who intend to sell in the U.S., who are our primary customers. The loss of our PRC customer base due to the widespread suspension of PRC sellers in the cross-border e-commerce industry could be detrimental to our ongoing operations. See “Item 1A. Risk factors — Operational Risks — The suspension of PRC sellers on using international e-commerce platforms, such as the crackdown on PRC sellers by Amazon in early 2021, has discouraged and may continue to discourage a growing number of PRC e-commerce sellers from selling their merchandise to the United States, thus adversely affecting our business, financial condition, and results of operations”

Our Ability to Maintain Our Major Customers

During the fiscal years ended June 30, 2024 and 2023, our five largest customers accounted for approximately 53.0% and 62.0% of our total revenue, respectively. While we strive to maintain our competitive strengths, such as our quality warehousing and logistics services, competitive pricing, and quality customer services (see “Item 1. Business — Our Competitive Strengths”) to maintain our customer base, there is no guarantee that we will continue to maintain our business relationships with these major customers at the same level, or at all. In the event that a significant customer terminates its relationship with us, we cannot assure that we will be able to secure an alternative arrangement with another comparable customer in a timely manner, or at all. Losing one or more of these major customers could adversely affect our revenue and profitability. See “Item 1A. Risk Factors — Operational Risks — Our largest customers generate a significant portion of our revenue and our business may rely on one or more suppliers that account for more than 10% of our total purchases, and interruption in operations of such significant customers or supplier may have an adverse effect on our business, financial condition, and results of operations.”

Our Ability to Effectively Develop and Expand our Labor Force

Our ability to increase our customer base and achieve broader market acceptance will depend to a significant extent on our ability to expand our sales, marketing, and support operations, as well as our ability to recruit and retain talented personnel. We plan to continue expanding our labor force in these areas of the business and engaging additional partners. This expansion will require us to invest significant financial and other resources to attract and retain a skilled workforce. Our business will be harmed if we are unable to hire, develop, and retain skilled and qualified personnel, if our new personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing personnel.

Results of Operations

The following table outlines our consolidated statements of operations for the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	US$	US$
Revenue	166,977,034	135,044,436
Costs of sales	148,894,227	109,310,993
Gross profit	18,082,807	25,733,443

Operating costs and expenses:
General and administrative	9,967,792	7,799,116
Total operating costs and expenses	9,967,792	7,799,116

Income from operations	8,115,015	17,934,327

Other (income) expenses:

Other income	(2,320,257)	(1,408,634)
Finance costs	47,649	60,419
Total other (income) expenses	(2,272,608)	(1,348,215)

Income before provision for income taxes	10,387,623	19,282,542

Current income tax expense	2,145,072	4,980,481
Deferred income tax expense	801,333	380,523
Total income tax expenses	2,946,405	5,361,004
Net income	7,441,218	13,921,538
Total comprehensive income	7,441,218	13,921,538

Basic & diluted net earnings per share	0.19	0.35
Weighted average number of shares of common stock-basic	40,205,836	40,000,000
Weighted average number of shares of common stock-diluted	40,216,109	40,000,000

Revenue, costs of sales, and gross profit margin

The following table sets forth our revenue for the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	US$	US$
Revenue	166,977,034	135,044,436
Costs of sales	148,894,227	109,310,993
Gross profit	18,082,807	25,733,443
Gross profit margin %	10.8%	19.1%

The following table outlines the compositions of our revenue streams:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	US$	US$
Transportation services	115,323,654	97,072,485
Warehousing services	51,502,358	37,304,824
Other services	151,022	667,127
Total	166,977,034	135,044,436

Our revenue increased by $31.9 million, or 23.6%, to $167.0 million during the fiscal year ended June 30, 2024, compared to $135.0 million for the fiscal year ended June 30, 2023. The increase was due to the following factors:

1)	Revenue from our transportation services increased by $18.3 million, or 18.8%, due to the rapid expansion of our business in 2024, as we expanded our warehouse operational capacities in California and New Jersey.

2)	Revenue from our warehousing services increased by $14.2 million, or 38.1%. As an integrated part of our one-stop warehousing and logistics services, our warehousing services also increased as a result of the growth in our transportation services.

3)	Revenue from other services decreased by $0.5 million, or 77.4%. Other revenue mainly consisted of revenue from our customs brokerage services.

Our costs of sales mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of sales increased by $39.6 million, or 36.2%, during the fiscal year ended June 30, 2024, compared with the fiscal year ended June 30, 2023. The increase was in line with the significant increase of our revenue.

The following table sets forth a breakdown of our costs of sales for the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	US$	US$
Amortization	35,317	204,457
Depreciation	1,683,436	905,384
Rental expenses	30,421,614	14,801,588
Freight expenses	89,506,874	75,960,644
Port handling and customs fees	266,784	675,574
Salary and benefits	7,553,353	4,485,060
Temporary labor expenses	12,657,528	8,381,160
Warehouse expenses	5,705,059	3,122,911
Utilities	547,587	410,330
Other expenses	516,675	363,885
Total	148,894,227	109,310,993

Our rental expenses (primarily warehouse operating lease expenses), freight expenses, temporary labor expenses, and salary and benefits increased significantly by $15.6 million, $13.5 million, $4.3 million, and $3.1 million, respectively, during the fiscal year ended June 30, 2024 compared to 2023. The increases in these expenses were all due to the growth of our revenue in transportation services and warehouse services.

Our overall gross profit margin decreased from 19.1% for the fiscal year ended June 30, 2023 to 10.8% for the year ended June 30, 2024, primarily due to our expansion into the Fontana, California warehouse and the temporary disruption of operations in California as inventory was relocated to a new facility. Although the profit margins of our transportation services (e.g. FedEx, ocean freight, and truck deliveries) for the fiscal year ended June 30, 2024, remained stable or slightly higher compared to the previous year, the profit margins for our warehousing services experienced a significant decrease during the same period. This decline is attributable to increases in the rental expenses, salary and benefits, temporary labor expenses, and warehouse expenses of approximately 106%, 68%, 51%, and 83%, respectively, despite a relatively modest increase in warehousing services revenue of approximately 38.1%.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	US$	US$
Bank charges	99,850	17,546
Amortization	313,283	205,703
Office expenses	2,441,784	1,151,786
Professional fees	447,955	420,775
Rental expenses	427,014	479,597
Repairs and maintenance	1,130,378	689,737
Salary and benefits	4,312,408	3,878,888
Sundries	255,739	76,084
Tax and licenses	149,321	104,589
Vehicle expenses	180,378	99,390
Other expenses	114,988	95,731
Credit loss expenses	94,694	579,290
Total	9,967,792	7,799,116

Our general and administrative expenses increased by $2.2 million, from $7.8 million for the fiscal year ended June 30, 2023 to $10.0 million for the fiscal year ended June 30, 2024, representing an increase of 28%. The increase was due to the following factors:

1)	Office expenses increased by $1.3 million, or 112%, mainly due to an increase of insurance by $1.0 million associated with the rapid expansion of our warehouses and the growth in our transportation services.

2)	Repairs and maintenance expenses increased by $0.4 million, or 64%, as a result of the growth in our transportation services.

Income Tax

Our California subsidiaries are subject to the current California state corporate income tax at a rate of 8.84% and federal income tax at a flat rate of 21%.

The following table sets forth a breakdown of our income tax expense:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	US$	US$
Current income tax expense	2,145,072	4,980,481
Deferred income tax expense	801,333	380,523
Total income tax expenses	2,946,405	5,361,004

Our income tax expense decreased by $2.4 million in 2024, mainly due to the decrease in profit before tax by $8.9 million during the year.

Net income

As a result of the foregoing, our net income for the fiscal year ended June 30, 2024 was $7.4 million, compared with the net income of $13.9 million for the fiscal year ended June 30, 2023, representing a decrease by $6.5 million.

Liquidity and Capital Resources

In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this annual report, we have financed our operations primarily through cash generated by operating activities and capital contributions from stockholders. As of June 30, 2024 and 2023, we had cash and restricted cash of $10 million and $6.6 million, respectively, which primarily consisted of cash deposited in banks.

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

Cash Flows for the Fiscal Years Ended June 30, 2024 and 2023

	Year Ended June 30, 2024	Year Ended June 30, 2023
	US$	US$
Net cash provided by operating activities	3,040,538	11,803,407
Net cash used in investing activities	(7,437,605)	(4,316,073)
Net cash provided by (used in) financing activities	7,789,352	(3,177,995)
Net increase in cash	3,392,285	4,309,339
Cash at beginning of year	6,558,099	2,248,760
Cash and restricted cash at end of year	9,950,384	6,558,099

We had a balance of cash and restricted cash of $10.0 million as of June 30, 2024, compared with a balance of $6.6 million as of June 30, 2023. During the fiscal years ended June 30, 2024 and 2023, we mainly derived our cash inflow from operating activities.

Operating Activities

Net cash provided by operating activities was $3.0 million for the fiscal year ended June 30, 2024, compared to net cash provided in operating activities of $11.8 million for the fiscal year ended June 30, 2023, representing a $8.8 million decrease in the net cash inflow provided by operating activities. The decrease was primarily due to the following:

(i)	We had net income of $7.4 million for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2023, we had net income of $13.9 million, which led to a $6.5 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables were $8.2 million cash outflow for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2023, changes in accounts receivable and other receivables were $8.5 million cash outflow, which led to a $0.3 million decrease in net cash outflow from operating activities.

(iii)	Changes in accounts payable and accrued liabilities used $0.7 million net cash outflow for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2023, changes in accounts payable and accrued liabilities provided net cash inflow of $2.5 million, which led to a $3.2 million increase in net cash outflow from operating activities.

(iv)	Changes in tax payable provided $2.6 million net cash outflow for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2023, changes in tax payable provided net cash inflow of $2.3 million, which led to a $4.9 million decreased in net cash inflow from operating activities.

(v)	Changes in non-cash items provided $8.1 million net cash inflow for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2023, changes in non-cash items provided net cash inflow of $2.8 million, which led to a $5.3 million increase in net cash inflow from operating activities.

Investing Activities

Net cash used in investing activities was $7.4 million for the fiscal year ended June 30, 2024, primarily attributable to $5.2 million cash used for the purchase of property and equipment, and $2.2 million used for loans extended to others.

For the fiscal year ended June 30, 2023, net cash used in investing activities was $4.3 million, primarily attributable to $1.8 million cash used for the purchase of property and equipment and $2.4 million used for loans extended to others.

Financing Activities

For the fiscal year ended June 30, 2024, we had net cash provided by financing activities of $7.8 million, which was primarily attributable to the net effects of: (i) $7.5 million collected from our initial public offering; (ii) $0.5 million collected from related parties for the repayment of loans we previously advanced to them; (iii) $1.0 million used for expenses relating to the initial public offering; (iv) $0.2 million used to repay finance lease liabilities; and (v) $1.0 million in capital contributions from stockholders.

For the fiscal year ended June 30, 2023, we had net cash used in financing activities of $3.2 million, which was primarily attributable to the net effects of: (i) $2.5 million used to repay to related parties; (ii) $0.5 million used for loans extended to related parties; (iii) $0.4 million used for expenses relating to the initial public offering; (iv) $0.2 million used to repay finance lease liabilities; and (v) $0.5 million in capital contributions from shareholders.

Commitments and Contractual Obligations

As of June 30, 2024, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through August 2024 to July 2034 with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of right-of-use assets or lease liabilities, as there is no reasonable certainty, as of the date of this annual report, that these options will be exercised.

As of June 30, 2024, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2025	25,755,542	175,880
2026	29,216,224	129,332
2027	28,967,443	61,194
2028	29,694,748	5,866
2029	17,613,484	-
2030 and beyond	30,913,470	-
Total minimum lease payment	162,160,911	372,272
Less: imputed interest	(44,818,373)	(46,964)
Total lease liabilities	117,342,538	325,308
Less: current potion	(24,216,446)	(155,625)
Non-current portion	93,126,092	169,683

Other than the above leases, we did not have significant commitments, long-term obligations, or guarantees as of June 30, 2024.

Off-balance Sheet Commitments and Arrangements

Other than two standby letters of credit with Eastwest Bank in the aggregate amount of $2,061,673, we did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2024, we still have unused credit of $2,061,673 with Eastwest Bank.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of this annual report, and revenue and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

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

As of June 30, 2024 and 2023, the historical cost of property and equipment was $14,773,842 and $9,566,674, respectively.

We recorded depreciation expenses of $1,827,231 and $1,111,088 during the fiscal years ended June 30, 2024 and 2023, respectively. Specifically, $1,513,947 and $905,384 of the depreciation expenses were recorded in costs of sales for the fiscal years ended June 30, 2024 and 2023, respectively. $313,284 and $205,704 of the depreciation expenses were recorded in general and administrative expenses for the fiscal years ended June 30, 2024 and 2023, respectively.

While our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies” in the notes to our consolidated financial statements, we believe that there were no critical accounting policies that affected the preparation of financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller report company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ARMLOGI HOLDING CORP. AND SUBSIDIRIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Armlogi Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armlogi Holding Corp. and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statement of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2022.

Denver, Colorado

September 26, 2024

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

ARMLOGI HOLDING CORP.
 CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2024 AND 2023
(US$, except share data, or otherwise noted)

	June 30, 2024	June 30, 2023
	US$	US$
Assets
Current assets
Cash	7,888,711	6,558,099
Accounts receivable and other receivable, net	25,465,044	17,396,421
Other current assets	1,624,611	1,642,346
Deferred share issuance costs	-	1,304,712
Prepaid expenses	1,129,435	796,904
Loan receivables	1,877,131	2,449,956
Total current assets	37,984,932	30,148,438
Non-current assets
Restricted cash – non-current	2,061,673	—
Long-term loan receivables	2,908,636	—
Due from related parties	—	511,353
Property and equipment, net	11,010,407	7,629,117
Intangible assets, net	92,708	128,027
Right-of-use assets – operating leases	111,955,448	49,659,047
Right-of-use assets – finance leases	309,496	478,984
Other non-current assets	711,556	—
Total assets	167,034,856	88,554,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	7,502,339	8,470,166
Contract liabilities	276,463	424,182
Income taxes payable	57,589	2,654,695
Due to related parties	350,209	351,909
Accrued payroll liabilities	405,250	263,356
Operating lease liabilities – current	24,216,446	12,111,309
Finance lease liabilities – current	155,625	198,448
Total current liabilities	32,963,921	24,474,065
Non-current liabilities
Operating lease liabilities – non-current	93,126,092	37,741,370
Finance lease liabilities – non-current	169,683	290,795
Deferred income tax liabilities	1,536,455	735,122
Total liabilities	127,796,151	63,241,352

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 41,634,000 and 40,000,000 issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	416	400
Additional paid-in capital	15,468,864	8,985,007
Retained earnings	23,769,425	16,328,207
Total stockholders’ equity	39,238,705	25,313,614
Total liabilities and stockholders’ equity	167,034,856	88,554,966

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
 CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023
(US$, except share data, or otherwise noted)

	Year Ended June 30, 2024	Year Ended June 30, 2023
	US$	US$
Revenue	166,977,034	135,044,436
Costs of sales	148,894,227	109,310,993
Gross profit	18,082,807	25,733,443

Operating costs and expenses:
General and administrative	9,967,792	7,799,116
Total operating costs and expenses	9,967,792	7,799,116

Income from operations	8,115,015	17,934,327

Other (income) expenses:
Other income, net	(2,320,257)	(1,408,634)
Finance costs	47,649	60,419
Total other (income) expenses	(2,272,608)	(1,348,215)

Income before provision for income taxes	10,387,623	19,282,542

Current income tax expense	2,145,072	4,980,481
Deferred income tax expense	801,333	380,523
Total income tax expenses	2,946,405	5,361,004
Net income	7,441,218	13,921,538
Total comprehensive income	7,441,218	13,921,538

Basic & diluted net earnings per share	0.19	0.35
Weighted average number of shares of common stock-basic	40,205,836	40,000,000
Weighted average number of shares of common stock-diluted	40,216,109	40,000,000

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings	Total equity
Balance as of June 30, 2022	40,000,000	400	8,162,207	2,406,669	10,569,276
Net income	—	—	—	13,921,538	13,921,538
Contribution from stockholders	—	—	822,800	—	822,800
Balance as of June 30, 2023	40,000,000	400	8,985,007	16,328,207	25,313,614

Net income	—	—	—	7,441,218	7,441,218
Contribution from stockholders	—	—	1,269,022	—	1,269,022
Issuance of common stock for cash, net of issuance costs	1,634,000	16	5,214,835		5,214,851
Balance as of June 30, 2024	41,634,000	416	15,468,864	23,769,425	39,238,705

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023
(US$, except share data, or otherwise noted)

	For The Year Ended June 30, 2024	For The Year Ended June 30, 2023
	US$	US$
Cash Flows from Operating Activities:
Net income	7,441,218	13,921,538
Adjustments for items not affecting cash:
Net loss from disposal of fixed assets	—	18,828
Depreciation of property and equipment and right-of-use financial assets	1,996,720	1,284,939
Amortization	35,317	30,607
Non-cash operating leases expense	5,193,458	421,705
Current estimated credit loss	94,694	579,290
Accretion of finance lease liabilities	47,649	60,419
Deferred income taxes	801,333	380,523
Interest income	(109,427)	—
Changes in operating assets and liabilities
Accounts receivable and other receivables	(8,157,462)	(8,454,740)
Other current assets	11,881	(1,376,556)
Prepaid expenses	(332,531)	(397,395)
Other non-current assets	(711,556)	—
Accounts payable & accrued liabilities	(667,825)	2,492,525
Income tax payable	(2,597,106)	2,283,425
Contract liabilities	(147,719)	424,182
Accrued payroll liabilities	141,894	134,117
Net cash provided from operating activities	3,040,538	11,803,407

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,208,522)	(1,812,177)
Purchase of intangible assets	—	(53,940)
Net loan disbursement amounts after repayments received.	(2,229,083)	(2,449,956)
Net cash used in investing activities	(7,437,605)	(4,316,073)

Cash Flows from Financing Activities:
Net proceeds received from (repaid to) related parties	1,000	(2,503,233)
Proceeds (lend to) from related parties	511,353	(511,353)
Repayments of finance lease liabilities	(211,585)	(208,497)
Deferred issuance costs for initial public offering	(951,617)	(427,712)
Proceeds from IPO and share issuance, net	7,471,180	—
Capital contributions from stockholders	969,021	472,800
Net cash provided by (used in) financing activities	7,789,352	(3,177,995)

Net increase in cash and restricted cash	3,392,285	4,309,339
Cash, beginning of year	6,558,099	2,248,760
Cash and restricted cash, end of year	9,950,384	6,558,099

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

Cash	7,888,711	6,558,099
Restricted cash – non-current	2,061,673	-
Total cash and restricted cash shown in the Consolidated Balance Sheet	9,950,384	6,558,099

Supplemental Disclosure of Cash Flows Information:
Income taxes paid	(4,742,178)	(2,697,056)
Non-cash Transactions:
IPO expenses paid by shareholders	300,000	350,000
Right-of-use assets acquired in exchange for operating lease liabilities	81,927,507	15,303,391
Right-of-use assets acquired in exchange for finance lease liabilities	—	109,961

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and principal activities

Armlogi Holding Corp. and its consolidated subsidiaries (the “Company”) operate as a third-party logistics company, providing multi-model transportation and logistics services primarily in the United States.

The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added logistics services, including warehousing services, materials management and distribution services, and customs house brokerage services, to complement its core transportation service offering.

2. Summary of significant accounting policies

Principal of consolidation

The audited consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Use of estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (‘U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. There were no critical accounting estimates affecting the audited consolidated financial statements for the years ended June 30, 2024 and 2023.

Cash

Cash consists of petty cash on hand and cash held in banks, which is highly liquid and has original maturities of three months or less and is unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash represents the cash restricted for two standby letters of credit with Eastwest Bank as collateral for certain of the Company’s lease agreements. The terms of the letters of credit start from August 1, 2023 and November 7, 2023, respectively. The letters of credit are renewable on an annual basis until the termination of thereof.

Certain risks and concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and restricted cash, receivables, loan receivables and other current assets. As of June 30, 2024 and 2023, substantially all of the Company’s cash and restricted cash were held in EastWest Bank    located in the U.S., which management considers to be of high credit quality.

During the year ended June 30, 2024 and 2023, the Company’s five largest customers collectively accounted for approximately 53.0% and 62.0% of its total revenue, respectively. During the year ended June 30, 2024, the Company’s top five suppliers collectively accounted for 60% (2023: 69%) of its total purchases. One supplier accounted for approximately 50% and 62% of the total purchases during the years ended June 30, 2024 and 2023, and no other suppliers accounted for more than 10% of the total purchases over the same period.

As of June 30, 2024 and 2023, the largest three accounts receivable balances from customers accounted for 58% and 41% of the total balance of accounts receivable  and other receivables, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Accounts receivable and other receivables

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers. The carrying value of the Company’s receivables, net of the expected credit loss, represents their estimated net realizable value. The Company evaluates the expected credit loss of accounts receivable and other receivables on a loss rate method based on historical information adjusted for current conditions and future estimated economic performance. The Company’s credit term generally ranged from 3-30 days.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the years ended June 30, 2024 and 2023.

Intangible assets consist of software and security systems, which are amortized using the straight-line method over five to seven years.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Revenue recognition

The Company provides one-stop logistic services. The Company’s revenue is primarily from transportation services, which include the arrangement of freight services. The Company generates its transportation services revenue by purchasing transportation from direct carriers and reselling those services to its customers.

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services that are provided to the customer, including certain ancillary services, such as loading/unloading, freight insurance, and customs clearance, represent a single performance obligation, as these promises are not distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based on the departure date and the delivery date. Determination of the transit period and the percentage of completion of the shipment as of the reporting date will affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The change in contract liabilities is due to the timing of customer deposits for orders offset by customer deposits recognized as revenue during the period. We expect to recognize revenue for any performance obligations within a twelve-month period and have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

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

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation since it is in control of establishing the prices for the specified services, managing all aspects of the shipment process, and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the consolidated statements of operations and comprehensive income.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Revenue recognition (cont.)

A summary of the Company’s revenue disaggregated by major service lines is as follows:

	June 30, 2024	June 30, 2023
	US$	US$
Transportation services	115,323,654	97,072,485
Warehousing services	51,502,358	37,304,824
Other services	151,022	667,127
Total	166,977,034	135,044,436

Contract liabilities

Contract liabilities represent payments received from customers in excess of revenue recognized. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting year. We classify these customer deposits as short-term contract liabilities, as we expect to satisfy these obligations within our normal operating cycle, which is generally one year. For the years ended June 30, 2024 and 2023, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were $424,182 and nil, respectively.

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

The Company also applies the practical expedient that permits the recognition of employee sales commissions related to transportation services as an expense when incurred, since the amortization period of such costs is less than one year. These costs are included in the consolidated statements of operations and comprehensive income.

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

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Leases (cont.)

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

Annually, the Company performs an impairment analysis on ROU assets, and as of June 30, 2024 and 2023, there was no material impairment to ROU assets.

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

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Taxation (cont.)

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

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2024 and 2023.

Earnings per share

Basic earnings per share of common stock are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income allocable to common stockholders by the weighted average number of shares outstanding, plus the number of additional shares that would have been outstanding if the potential shares, such as restricted stock awards and stock options, had been issued and were considered dilutive.

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

Based on the guidance provided by ASC Topic 280, management has determined that the Company operates in one segment and consists of one reporting unit, given the similarities in economic characteristics between its operations and the common nature of its services and customers. All the Company’s business activities for the years ended June 30, 2024 and 2023 were conducted in the U.S.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

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

The Company’s financial instruments include cash and restricted cash, accounts receivable and other receivables, loan receivables, long-term loan receivable, other current assets, due from related parties, accounts payable and accrued liabilities, income tax payable, due to related parties, and lease liabilities. The carrying amounts of cash and restricted cash, accounts receivable and other receivables, loan receivables, other current assets, due from related parties, accounts payable and accrued liabilities and income tax payable, due to related parties, and short-term lease liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s long-term loan receivable and long-term lease liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring or non-recurring basis as of June 30, 2024 and 2023.

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

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable and Other Receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	June 30, 2024	June 30, 2023
	US$	US$
Accounts receivable – third parties	24,239,599	17,780,426
Accounts receivable – related parties	1,067,729	282,526
Other receivables – third parties*	65,835	—
Other receivables – related parties*	499,063	—
Gross total	25,872,226	18,062,952
Less: allowance for credit loss	(407,182)	(666,531)
Total	25,465,044	17,396,421

*	The balance is comprised primarily of accounts receivable associated with service arrangements that are not within the scope of ASC 606.

The movement of allowance for credit loss for the years ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
	US$	US$
Balance as of beginning	666,531	87,241
Additional provision	94,694	579,290
Write-off	(354,043)	—
Ending balance	407,182	666,531

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2024	June 30, 2023
	US$	US$
Furniture and fixtures	9,845,383	6,664,165
Auto & Truck	2,080,830	1,212,256
Trailers & track chassis	1,161,811	740,611
Machinery & equipment	1,611,720	875,545
Leasehold improvement	74,098	74,098
Total	14,773,842	9,566,675
Less: Accumulated depreciation	(3,763,435)	(1,937,558)
Property and equipment, net	11,010,407	7,629,117

Depreciation expenses are recorded in costs of sales and general and administrative expenses. The Company recorded depreciation expenses of US$1,827,231 and US$1,111,088 during the years ended June 30, 2024 and 2023, respectively. Specifically, US$1,513,947 and US$905,384 of the depreciation expenses were recorded in costs of sales for the years ended June 30, 2024 and 2023, respectively. US$313,284 and US$205,704 of the depreciation expenses was recorded in general and administrative expenses for the years ended June 30, 2024 and 2023, respectively.

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2024	June 30, 2023
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated depreciation	(93,071)	(57,752)
Intangible, net	92,708	128,027

The Company recorded amortization of US$35,319 and US$30,607, which were included in costs of sales, for the years ended June 30, 2024 and 2023, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

6. Loan Receivable

During the years ended June 30, 2024 and 2023, the Company’s loan receivables were consisted of the following:

i)

On February 8, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$500,000. The loan matured on February 15, 2024 and bore interest at an annual rate of 3.2%. The loan was fully paid on May 29, 2024.

ii)

On February 27, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$1,000,000. The loan matured on March 25, 2024 and bore interest at an annual rate of 3.2%. The loan was fully paid on May 29, 2024.

iii)

On March 24, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$925,000. The loan matured on April 30, 2024 and bore interest at an annual rate of 3.2%. The loan has been fully paid on June 6, 2024.

iv)	On July 10, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$1,000,000. The loan matures on August 31, 2024 and bears interest at a rate of 3.2% annually. The loan was fully paid on August 30, 2024

v)	On January 24, 2024, the Company entered into a loan agreement with Paul Tam for a principal of US$150,000. The loan matures on January 24, 2025 and bears interest at a rate of 3.2% annually. The loan was fully paid on February 13, 2024.

vi)	On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc. for a principal of US$600,000. The loan matures on January 24, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loans upon maturity.

vii)	On May 22, 2024, the Company entered into a loan agreement with MYJW LLC. for a principal of US$400,000. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loans upon maturity.

viii)	On May 28, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.5 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loans upon maturity.

ix)	On June 6, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loans upon maturity.

x)	On June 13, 2024, the Company entered into a loan agreement with Bacalar Enterprise Freight Inc. for a principal of US$250,000. The loan matures on June 13, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loans upon maturity.

As of June 30, 2024, the Company recorded a loan receivable balance of US$1,877,131 and long-term loan receivable of US$2,908,636, including accrued interest income of US$35,767.

As of June 30, 2023, the Company recorded a loan receivable balance of US$2,449,956, including accrued interest income of US$24,956.

7. Leases

As of June 30, 2024, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates from August 2024 through July 2034 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this report, that these options will be exercised. The Company had certain sublease contracts and recognized US$2,850,368 and US$267,000 lease income, recorded in other income, during the years ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the Company recognized additional operating lease liabilities of US$67,489,859 compared to the June 30, 2023 balance of US$49,852,679, as the result of entering into three new operating lease agreements. The ROU assets were recognized at the discount rate range from 10.50% - 10.75%, resulting in US$81,927,507 on the commencement dates.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

7. Leases (cont.)

The components of lease expenses were as follows:

	June 30, 2024	June 30, 2023
	US$	US$
Operating:
Operating lease expenses	27,056,232	11,739,168

Financing:
Accretion	47,649	60,419
Amortization – included in costs of sales	169,488	173,850
Total	217,137	234,269

The Company recorded operating lease expenses of US$27,056,232 and US$11,739,168 during the years ended June 30, 2024 and 2023, respectively. Specifically, US$24,710,718 and US$11,330,605 of the operating lease expenses were recorded in costs of sales for the years ended June 30, 2024 and 2023, respectively. US$351,201 and US$408,563 of the operating lease expenses were recorded in general and administrative expenses for the years ended June 30, 2024 and 2023, respectively. US$1,994,313 and nil of the operating lease expenses were recorded in other expenses for the years ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2025	25,755,542	175,880
2026	29,216,224	129,332
2027	28,967,443	61,194
2028	29,694,748	5,866
2029	17,613,484	-
2030 and beyond	30,913,470	-
Total minimum lease payment	162,160,911	372,272
Less: imputed interest	(44,818,373)	(46,964)
Total lease liabilities	117,342,538	325,308
Less: current potion	(24,216,446)	(155,625)
Non-current portion	93,126,092	169,683

Supplemental cash flow and other information for the year ended June 30, 2024 and 2023 related to leases was as follow:

	June 30, 2024	June 30, 2023
	US$	US$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	21,813,313	11,317,459
Financing cash flows from finance leases	211,585	208,497
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	81,927,507	15,303,391
Finance leases	-	109,961

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

7. Leases (cont.)

Weighted average remaining lease term:

Operating leases	5.76 years
Finance leases	2.36 years

Weighted average discount rate:

Operating leases	10.28%
Finance leases	11.25%

During the year ended June 30, 2024, US$1,377,312 (2023: US$730,669) lease expense was recognized in costs of sales under short-term leases.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2024	June 30, 2023
	US$	US$
Accounts payable	6,003,542	7,492,591
Credit card Payable	1,446,549	899,305
Other liabilities	52,248	78,270
Total	7,502,339	8,470,166

Other liabilities as of June 30, 2024 and 2023 mainly consisted of tenant’s deposit.

9. Other Income (Expenses)

Other income and expenses consisted of the following:

	June 30, 2024	June 30, 2023
	US$	US$
Rental income	2,850,368	267,000
Rental expense	(2,049,159)	-
Interest income	164,817	-
Credit card rebate income	1,246,575	989,535
Other income	108,551	159,976
Other expenses	(895)	(7,877)
Total	2,320,257	1,408,634

10. Income Taxes

Under the current California state and U.S. federal income tax, the Company’s California subsidiaries are subject to the California state corporate income tax at a rate of 8.84% and federal income tax at a flat rate of 21%.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

10. Income Taxes (cont.)

The Company’s provision for income taxes consisted of the following:

	June 30, 2024	June 30, 2023
	US$	US$
Current	2,145,072	4,980,481
Deferred	801,333	380,523
Total income taxes	2,946,405	5,361,004

	June 30, 2024	June 30, 2023
	US$	US$
Statutory tax rate	29.84%	29.84%

Income for the year before income taxes	10,387,623	19,282,542

Expected income tax expense	3,099,667	5,753,910
Permanent differences – deductible state tax expense in computation of federal tax	(153,262)	(392,906)
Change in temporary differences	(801,333)	(380,523)
Current income taxes	2,145,072	4,980,481
Deferred income taxes	801,333	380,523
Total income taxes	2,946,405	5,361,004

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

Significant components of deferred income tax assets and liabilities were as follows:

	June 30, 2024	June 30, 2023
	US$	US$
Deferred income tax assets (liabilities)
Allowance for credit loss	121,503	204,203
Property, plant and equipment	(1,657,958)	(939,325)
Total deferred income tax assets (liabilities)	(1,536,455)	(735,122)

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

11. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, 41,634,000 and 40,000,000 shares were issued and outstanding as of June 30, 2024 and 2023, respectively.

On May 15, 2024, the Company closed its initial public offering (the “IPO”) of 1,600,000 shares of common stock, par value of US$0.00001 per share, for a price of US$5.00 per share for aggregate gross proceeds of $8 million from the offering. The total net proceeds to the Company from the IPO, less certain underwriting discounts and expenses, were approximately $5.2 million. In connection with the IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC, and granted a 45- day option to purchase up to 240,000 additional shares of common stock from the Company at the offering price of US$5.00 per share.    As of the reporting date, the underwriter has exercised the option to purchase 34,000 additional shares of common stock from the Company.

On May 15, 2024, the Company issued to the Representative and its affiliates warrants, exercisable during the five-year period from the commencement of sales of this offering, entitling the Representative to purchase an aggregate of up to 80,000 shares of common stock at a per share price equal to 125.0% of the public offering price per share in the IPO, or US$6.25 (the “Representative’s Warrants”). The fair value of US$268,430 of the Representative’s Warrants, using the Black Scholes Model with the following weighted-average assumptions: market value of underlying share of $4.62, risk free rate of 4.46%, expected term of five years; exercise price of the warrants of $6.25, volatility of 100%; and expected future dividends of nil, was recorded in the Additional Paid-in Capital.

12. Earnings per Share

Basic and diluted net earnings per share for the year ended June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
	US$	US$
Numerator:
Net income attributable to stockholders – basic and diluted	7,441,218	13,921,538

Denominator:
Weighted average number of shares of common stock outstanding – basic	40,205,836	40,000,000
Earnings per share attributable to stockholders – basic	0.19	0.35
Weighted average number of shares of common stock outstanding – diluted	40,216,109	40,000,000
Earnings per share attributable to stockholders – diluted	0.19	0.35

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

13. Commitments and Contingencies

Other commitments

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of $2,061,673 (see Note 2) and the operating and finance leases (See Note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of June 30, 2024 and 2023.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations taken as a whole. As of June 30, 2024 and 2023, the Company was not a party to any material legal or administrative proceedings.

14. Related Party Transactions and Balances

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

Related Party transactions

The Company had the following related party transactions:

(i)

During the year ended June 30, 2024, the Company’s related parties, Jacky Chen, advanced US$1,000 to support the Company’s working capital needs. During the year ended June 30, 2023, the Company’s related parties, Jacky Chen, Aidy Chou and Tong Wu, advanced an aggregate of US$351,909 to support the Company’s working capital needs.

(ii)	During the year ended June 30, 2024, Junchu Inc., a company wholly owned by Tong Wu, repaid the loan with a principal of US$500,000 and interest expense of US$11,353.

(iii)

DNA Motor Inc., the landlord of five of the Company’s operating leases, is owned by Jacky Chen. During the year ended June 30, 2024, for these operating leases, US$396,213 (2023: US$465,396) lease expense was recorded in general and administrative expenses, US$11,576,570 (2023: US$12,614,766) was recorded in costs of sales and US$1,244,809 (2023: nil) was recorded in other expenses. The aggregate lease liability associated with these operating leases as of June 30, 2024 was US$32,853,612 (2023: US$39,942,748).

(iv)	During the year ended June 30, 2024, the Company generated revenue of US$2,771,845 (2023: US$826,604) for providing logistic services to DNA Motor Inc.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

14. Related Party Transactions and Balances (cont.)

Related Party transactions (cont.)

(v)	During the year ended June 30, 2024, the Company incurred operating expenses of US$840,135 and general and administrative expenses of US$613 for outside services, warehouse supplies, freight expenses and operating expenses provided by DNA Motor Inc. During the year ended June 30, 2023, the Company incurred costs of sales and operating expenses that totaled US$1,211,613 for warehouse supplies, office supplies and freight services provided by DNA Motor Inc.

(vi)	On January 22, 2024, the Company entered into a loan agreement with Tony Wu for a principal of US$700,000. The loan matures on January 24, 2025 and bears interest at a rate of 3.2% annually. On March 6, 2024, the loan was repaid with the principal and interest expense of US$2,700.

Due from related party balance

The Company’s balances due from related parties as of June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
	US$	US$
Junchu Inc.	—	511,353
Total	—	511,353

The due from related party balances as of June 30, 2023 are unsecured, bear interest at a rate of 3.2%, and are due on demand.

Due to related party balance

The Company’s balances due to related parties as of June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
	US$	US$
Tong Wu	181,971	184,671
Jacky Chen	168,238	167,238
Total	350,209	351,909

The due to related party balances as of June 30, 2024 and 2023 are unsecured, interest-free, and are due on demand.

15. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2024, through the date the consolidated financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting, due to a transition period established by rules of the SEC for newly public companies.

Attestation report of the registered public accounting firm. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information to be set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Section 16(a) Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information will be set forth in the 2024 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” and will be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information will be set forth in the 2024 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and will be incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information will be set forth in the 2024 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” and will be incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information will be set forth in the 2024 Proxy Statement under the heading “Matters Relating to the Independent Registered Public Accounting Firm” and will be incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	333-274667	3.1	September 22, 2023

3.2	Amendment to Articles of Incorporation of the Registrant, dated February 22, 2023, for correction of par value	S-1	333-274667	3.2	September 22, 2023

3.3	Bylaws	S-1	333-274667	3.3	September 22, 2023

4.1	Specimen Stock Certificate	S-1	333-274667	4.1	September 22, 2023

4.2	Description of Securities	—	—	—	Filed herewith

10.1	Employment Agreement effective as of January 1, 2022 by and between Aidy Chou and Armstrong Logistic	S-1	333-274667	10.1	September 22, 2023

10.2	Employment Agreement effective as of January 1, 2022 by and between Tong Wu and Armstrong Logistic	S-1	333-274667	10.2	September 22, 2023

10.3	Employment Agreement effective as of August 1, 2023 by and between Zhiliang (Ian) Zhou and Armstrong Logistic	S-1	333-274667	10.3	September 22, 2023

10.4	Indemnification Agreement dated September 22, 2023 by and between Aidy Chou and the Registrant	S-1	333-274667	10.4	September 22, 2023

10.5	Indemnification Agreement dated September 22, 2023 by and between Tong Wu and the Registrant	S-1	333-274667	10.5	September 22, 2023

10.6	Indemnification Agreement dated September 22, 2023 by and between Zhiliang (Ian) Zhou and the Registrant	S-1	333-274667	10.6	September 22, 2023

10.7	Indemnification Agreement dated September 22, 2023 by and between Kwong Sang Liu and the Registrant	S-1	333-274667	10.7	September 22, 2023

10.8	Indemnification Agreement dated September 22, 2023 by and between Russel Morgan and the Registrant	S-1	333-274667	10.8	September 22, 2023

10.9	Indemnification Agreement dated September 22, 2023 by and between Florence Ng and the Registrant	S-1	333-274667	10.9	September 22, 2023

10.10	Director Offer Letter, between Kwong Sang Liu and the Registrant, dated September 19, 2023	S-1	333-274667	10.10	September 22, 2023

10.11	Director Offer Letter, between Russell Morgan and the Registrant, dated September 19, 2023	S-1	333-274667	10.11	September 22, 2023

10.12	Director Offer Letter, between Florence Ng and the Registrant, dated September 19, 2023	S-1	333-274667	10.12	September 22, 2023

10.13	Service Agreement dated April 10, 2020 by and between FedEx and Armstrong Logistic	S-1	333-274667	10.13	September 22, 2023

14.1	Code of Business Conduct and Ethics	S-1	333-274667	14.1	September 22, 2023

19.1	Insider Trading Policy	—	—	—	Filed herewith

21.1	Subsidiaries	S-1	333-274667	21.1	September 22, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

97.1	Compensation Recovery Policy	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armlogi Holding Corp.

Date: September 26, 2024	By:	/s/ Aidy Chou
	Name:	Aidy Chou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aidy Chou	Chief Executive Officer, Director, and	September 26, 2024
Name: Aidy Chou	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Zhiliang (Ian) Zhou	Chief Financial Officer	September 26, 2024
Name: Zhiliang (Ian) Zhou	(Principal Accounting and Financial Officer)

/s/ Tong Wu	Secretary, Treasurer, and Director	September 26, 2024
Name: Tong Wu