Form 10-Q
period 2024-09-30
Armlogi Holding Corp.
filed 2024-11-14
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 41,634,000 shares of Class A common stock, par value $0.00001 per share, outstanding.

Armlogi Holding Corp.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

i

ARMLOGI HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2024 AND JUNE 30, 2024
(US$, except share data, or otherwise noted)

	September 30, 2024	June 30, 2024
	US$	US$
	Unaudited	Audited
Assets
Current assets
Cash	2,924,176	7,888,711
Accounts receivable and other receivable, net	25,177,485	25,465,044
Other current assets	1,875,381	1,624,611
Prepaid expenses	812,691	1,129,435
Loan receivables	861,554	1,877,131
Total current assets	31,651,287	37,984,932
Non-current assets
Restricted cash – non-current	2,061,673	2,061,673
Long-term loan receivables	3,921,243	2,908,636
Property and equipment, net	11,785,272	11,010,407
Intangible assets, net	83,880	92,708
Right-of-use assets – operating leases	106,899,045	111,955,448
Right-of-use assets – finance leases	270,762	309,496
Other non-current assets	817,641	711,556
Total assets	157,490,803	167,034,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	5,574,620	7,502,339
Contract liabilities	774,711	276,463
Income taxes payable	-	57,589
Due to related parties	350,209	350,209
Accrued payroll liabilities	779,680	405,250
Operating lease liabilities – current	26,272,945	24,216,446
Finance lease liabilities – current	155,625	155,625
Total current liabilities	33,907,790	32,963,921
Non-current liabilities
Operating lease liabilities – non-current	88,695,370	93,126,092
Finance lease liabilities – non-current	133,852	169,683
Deferred income tax liabilities	162,957	1,536,455
Total liabilities	122,899,969	127,796,151

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 41,634,000 issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	416	416
Additional paid-in capital	15,468,864	15,468,864
Retained earnings	19,121,554	23,769,425
Total stockholders’ equity	34,590,834	39,238,705
Total liabilities and stockholders’ equity	157,490,803	167,034,856

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(US$, except share data, or otherwise noted)

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023
	US$	US$
	Unaudited	Unaudited
Revenue	42,481,896	41,245,845
Costs of sales	46,088,686	36,019,413
Gross profit (loss)	(3,606,790)	5,226,432

Operating costs and expenses:
General and administrative	3,668,825	1,908,156
Total operating costs and expenses	3,668,825	1,908,156

Income (loss) from operations	(7,275,615)	3,318,276

Other (income) expenses:
Other income, net	(1,205,665)	(542,215)
Finance costs	9,008	13,387
Total other (income) expenses	(1,196,657)	(528,828)

Income (loss) before provision for income taxes	(6,078,958)	3,847,104

Current income tax expense (recovery)	(57,589)	649,305
Deferred income tax expense (recovery)	(1,373,498)	443,023
Total income tax expenses (recovery)	(1,431,087)	1,092,328
Net income (loss)	(4,647,871)	2,754,776
Total comprehensive income (loss)	(4,647,871)	2,754,776

Basic & diluted net earnings per share	(0.11)	0.07
Weighted average number of shares of common stock-basic	41,634,000	40,000,000
Weighted average number of shares of common stock-diluted	41,714,000	40,000,000

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings	Total equity
Three Months Ended
Balance as of June 30, 2023	40,000,000	400	8,985,007	16,328,207	25,313,614
Net income	—	—	—	2,754,776	2,754,776
Contribution from stockholders	—	—	95,000	—	95,000
Balance as of September 30, 2023 (unaudited)	40,000,000	400	9,080,007	19,082,983	28,163,390

Balance as of June 30, 2024	41,634,000	416	15,468,864	23,769,425	39,238,705
Net income (loss)	—	—	—	(4,647,871)	(4,647,871)
Balance as of September 30, 2024 (unaudited)	41,634,000	416	15,468,864	19,121,554	34,590,834

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)
(US$, except share data, or otherwise noted)

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023
	US$	US$
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net income (loss)	(4,647,871)	2,754,776
Adjustments for items not affecting cash:
Depreciation of property and equipment and right-of-use financial assets	617,166	433,366
Amortization	8,829	8,829
Non-cash operating leases expense	2,682,178	423,085
Current estimated credit loss	126,936	(335,336)
Accretion of finance lease liabilities	9,008	13,387
Deferred income taxes	(1,373,498)	443,023
Interest income	(33,736)	—
Changes in operating assets and liabilities
Accounts receivable and other receivables	160,623	569,051
Other current assets	(250,770)	(51,242)
Other non-current assets	(106,085)	—
Prepaid expenses	316,745	(98,833)
Accounts payable & accrued liabilities	(1,927,718)	(2,130,478)
Contract liabilities	498,249	(8,966)
Income tax payable	(57,589)	649,305
Accrued payroll liabilities	374,429	391,453
Net cash (used in) provided from operating activities	(3,603,104)	3,061,420

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,353,297)	(1,145,104)
Loan disbursement	(1,000,000)	(1,019,559)
Proceeds from loan repayments	1,036,705	—
Net cash used in investing activities	(1,316,592)	(2,164,663)

Cash Flows from Financing Activities:
Net proceeds received from (repaid to) related parties	—	491,978
Proceeds (lend to) from related parties	—	511,353
Repayments of finance lease liabilities	(44,839)	(54,938)
Deferred issuance costs for initial public offering	—	(104,049)
Capital contributions from stockholders	—	95,000
Net cash provided by (used in) financing activities	(44,839)	939,344

Net increase (decrease) in cash and restricted cash	(4,964,535)	1,836,101
Cash and restricted cash, beginning of year	9,950,384	6,558,099
Cash and restricted cash, end of year	4,985,849	8,394,200

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

Cash	2,924,176	6,682,527
Restricted cash – non-current	2,061,673	1,711,673
Total cash and restricted cash shown in the Consolidated Balance Sheet	4,985,849	8,394,200

Supplemental Disclosure of Cash Flows Information:
Non-cash Transactions:
Right-of-use assets acquired in exchange for operating lease liabilities	—	37,607,178

The accompanying notes form an integral part of these condensed consolidated financial statements.

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual Report on Form 10-K for the year ended June 30, 2024.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2024, and its results of operations and cash flows for the three-month period then ended. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2025.

Principal of consolidation

The unaudited interim condensed consolidated financial statements  include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (‘U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. There were no critical accounting estimates affecting the unaudited condensed consolidated financial statements for the three months ended September 30, 2024 and 2023.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Cash

Cash consists of petty cash on hand and cash held in banks, which is highly liquid and has original maturities of three months or less and is unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash represents the cash restricted for two standby letters of credit with Eastwest Bank as collateral for certain of the Company’s lease agreements. The terms of the letters of credit start from August 1, 2023 and November 7, 2023, respectively. The letters of credit are renewable on an annual basis until the termination thereof.

Certain risks and concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and restricted cash, receivables, loan receivables and other current assets. As of September 30, 2024 and June 30, 2024, substantially all of the Company’s cash and restricted cash were held in EastWest Bank located in the U.S., which management considers to be of high credit quality.

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

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses on disposals are the differences between net sales proceeds and carrying amounts of the relevant assets and are recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, right-of-use assets (operating lease and finance lease) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the three months ended September 30, 2024 and 2023.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services that are provided to the customer, including certain ancillary services, such as loading/unloading, freight insurance, and customs clearance, represent a single performance obligation, as these promises are not distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based on the departure date and the delivery date. Determination of the transit period and the percentage of completion of the shipment as of the reporting date will affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The change in contract liabilities is due to the timing of customer deposits for orders, offset by customer deposits recognized as revenue during the period. We expect to recognize revenue for any performance obligations within a twelve-month period and have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of one year or less.

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

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation, since it is in control of establishing the prices for the specified services, managing all aspects of the shipment process, and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Revenue recognition (cont.)

A summary of the Company’s revenue disaggregated by major service lines is as follows:

	September 30, 2024	September 30, 2023
	US$	US$
Transportation services	28,490,756	29,738,530
Warehousing services	13,973,694	11,289,613
Other services	17,446	217,702
Total	42,481,896	41,245,845

Contract liabilities

Contract liabilities represent payments received from customers in excess of revenue recognized. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting year. We classify these customer deposits as short-term contract liabilities, as we expect to satisfy these obligations within our normal operating cycle, which is generally one year. For the three months ended September 30, 2024 and 2023, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were $276,463 and nil, respectively.

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

The Company also applies the practical expedient that permits the recognition of employee sales commissions related to transportation services as an expense when incurred, since the amortization period of such costs is less than one year. These costs are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Leases

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

ii) Finance leases

Finance lease ROU assets are included in ROU and current lease liabilities, and other non-current lease liabilities in the unaudited condensed consolidated balance sheets.

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

Taxation

Current income taxes are provided on the basis of net profit or loss for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

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

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of September 30, 2024 and June 30, 2024.

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

Based on the guidance provided by ASC Topic 280, management has determined that the Company operates in one segment and consists of one reporting unit, given the similarities in economic characteristics between its operations and the common nature of its services and customers. All the Company’s business activities for the three months ended September 30, 2024 and 2023 were conducted in the U.S.

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

The Company’s financial instruments include cash and restricted cash, accounts receivable and other receivables, loan receivables, long-term loan receivable, other current assets, accounts payable and accrued liabilities, income tax payable, due to related parties, and lease liabilities. The carrying amounts of cash and restricted cash, accounts receivable and other receivables, loan receivables, other current assets, accounts payable and accrued liabilities and income tax payable, due to related parties, and short-term lease liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s long-term loan receivables and long-term lease liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring or non-recurring basis as of September 30, 2024 and June 30, 2024.

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

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Accounts Receivable and Other Receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	September 30, 2024	June 30, 2024
	US$	US$
Accounts receivable – third parties	23,814,041	24,239,599
Accounts receivable – a related party	891,465	1,067,729
Other receivables – third parties*	255,701	65,835
Other receivables – a related party*	748,556	499,063
Gross total	25,709,763	25,872,226
Less: allowance for credit loss	(532,278)	(407,182)
Total	25,177,485	25,465,044

*	The balance is comprised primarily of accounts receivable associated with service arrangements that are not within the scope of ASC 606.

The movement of allowance for credit loss for the three months ended September 30, 2024 and the fiscal year ended June 30, 2024:

	September 30, 2024	June 30, 2024
	US$	US$
Balance as of beginning	407,182	666,531
Additional provision	126,936	94,694
Write-off	(1,840)	(354,043)
Ending balance	532,278	407,182

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2024	June 30, 2024
	US$	US$
Furniture and fixtures	10,050,978	9,845,383
Auto & Truck	2,740,094	2,080,830
Trailers & track chassis	1,489,811	1,161,811
Machinery & equipment	1,706,714	1,611,720
Leasehold improvement	139,542	74,098
Total	16,127,139	14,773,842
Less: Accumulated depreciation	(4,341,867)	(3,763,435)
Property and equipment, net	11,785,272	11,010,407

Depreciation expenses are recorded in costs of sales and general and administrative expenses. The Company recorded depreciation expenses of US$578,432 and US$388,929 during the three months ended September 30, 2024 and 2023, respectively. Specifically, US$436,368 and US$324,849 of the depreciation expenses were recorded in costs of sales for the three months ended September 30, 2024 and 2023, respectively. US$142,064 and US$64,080 of the depreciation expenses were recorded in general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively.

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2024	June 30, 2024
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated depreciation	(101,899)	(93,071)
Intangible assets, net	83,880	92,708

The Company recorded amortization of US$8,829 and US$8,829, which were included in costs of sales, for the three months ended September 30, 2024 and 2023, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Loan Receivable

The Company’s loan receivables were consisted of the following:

i)	On February 8, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$500,000. The loan matured on February 15, 2024 and bore interest at an annual rate of 3.2%. The loan was fully paid on May 29, 2024.

ii)	On February 27, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$1,000,000. The loan matured on March 25, 2024 and bore interest at an annual rate of 3.2%. The loan was fully paid on May 29, 2024.

iii)	On March 24, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$925,000. The loan matured on April 30, 2024 and bore interest at an annual rate of 3.2%. The loan was fully paid on June 6, 2024.

iv)	On July 10, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$1,000,000. The loan matured on August 31, 2024 and bore interest at a rate of 3.2% annually. The loan was fully paid on August 30, 2024

v)	On January 24, 2024, the Company entered into a loan agreement with Paul Tam for a principal of US$150,000. The loan matures on January 24, 2025 and bears interest at a rate of 3.2% annually. The loan was fully paid on February 13, 2024.

vi)	On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc. for a principal of US$600,000. The loan matures on January 24, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loan upon maturity.

vii)	On May 22, 2024, the Company entered into a loan agreement with MYJW LLC. for a principal of US$400,000. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loan upon maturity.

viii)	On May 28, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.5 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loan upon maturity.

ix)	On June 6, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loan upon maturity.

x)	On June 13, 2024, the Company entered into a loan agreement with Bacalar Enterprise Freight Inc. for a principal of US$250,000. The loan matures on June 13, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loan upon maturity.

xi)	On August 29, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects to repay the loan upon maturity.

As of September 30, 2024, the Company recorded a loan receivable balance of US$861,554 and long-term loan receivable of US$3,921,243, including accrued interest income of US$32,797.

As of June 30, 2024, the Company recorded a loan receivable balance of US$1,877,131 and long-term loan receivable of US$2,908,636, including accrued interest income of US$35,767.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases

As of September 30, 2024, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates from February 2025 through July 2034 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised. The Company had certain sublease contracts and recognized US$727,498 and US$239,478 lease income, recorded in other income, during the three months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company does not recognize any additional operating lease liabilities.

The components of lease expenses were as follows:

	September 30, 2024	September 30, 2023
	US$	US$
Operating:
Operating lease expenses	8,111,425	5,218,558

Financing:
Accretion	9,008	13,387
Amortization – included in costs of sales	38,733	44,437
Total	47,741	57,824

The Company recorded operating lease expenses of US$8,111,425 and US$5,218,558 during the three months ended September 30, 2024 and 2023, respectively. Specifically, US$7,621,771 and US$5,119,738 of operating lease expenses were recorded in costs of sales for the three months ended September 30, 2024 and 2023, respectively. US$93,000 and US$98,820 of operating lease expenses were recorded in general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively. US$396,654 and nil of operating lease expenses were recorded in other expenses for the three months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2025	20,326,296	133,049
2026	29,216,224	129,332
2027	28,967,443	61,194
2028	29,694,748	5,866
2029 and beyond	48,526,954	-
Total minimum lease payment	156,731,665	329,441
Less: imputed interest	(41,763,350)	(39,964)
Total lease liabilities	114,968,315	289,477
Less: current potion	(26,272,945)	(155,625)
Non-current portion	88,695,370	133,852

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases (cont.)

Weighted average remaining lease term:

Operating leases	5.06 years
Finance leases	2.11 years

Weighted average discount rate:

Operating leases	10.28%
Finance leases	11.25%

 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2024	June 30, 2024
	US$	US$
Accounts payable	5,398,988	6,003,542
Credit card Payable	116,932	1,446,549
Other liabilities	58,700	52,248
Total	5,574,620	7,502,339

Other liabilities as of September 30, 2024 and June 30, 2024 mainly consisted of tenant’s deposit.

9. Other Income (Expenses)

Other income and expenses consisted of the following:

	September 30, 2024	September 30, 2023
	US$	US$
Rental income	727,498	239,478
Rental expense	(408,098)	-
Interest income	33,736	23,592
Credit card rebate income	317,989	276,088
Other income	534,540	3,057
Total	1,205,665	542,215

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, 41,634,000 shares were issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.

On May 15, 2024, the Company closed its initial public offering (the “IPO”) of 1,600,000 shares of common stock, par value of US$0.00001 per share, for a price of US$5.00 per share for aggregate gross proceeds of $8 million from the offering. The total net proceeds to the Company from the IPO, less certain underwriting discounts and expenses, were approximately $5.2 million. In connection with the IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC, and granted a 45-day option to purchase up to 240,000 additional shares of common stock from the Company at the offering price of US$5.00 per share. As of June 30, 2024, the underwriter had exercised the option to purchase 34,000 additional shares of common stock from the Company. The remaining options have expired as of the date of this Quarterly Report.

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

11. Earnings per Share

Basic and diluted net earnings per share for the three months ended September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
	US$	US$
Numerator:
Net income (loss) attributable to stockholders – basic and diluted	(4,647,871)	2,754,776

Denominator:
Weighted average number of shares of common stock outstanding – basic	41,634,000	40,000,000
Earnings per share attributable to stockholders – basic	(0.11)	0.07
Weighted average number of shares of common stock outstanding – diluted	41,714,000	40,000,000
Earnings per share attributable to stockholders – diluted	(0.11)	0.07

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Commitments and Contingencies

Other commitments

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of $2,061,673 (see Note 2) and the operating and finance leases (See Note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of September 30, 2024 and June 30, 2024.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations taken as a whole. As of September 30, 2024 and 2023, the Company was not a party to any material legal or administrative proceedings.

13. Related Party Transactions and Balances

Related Parties

Name of related parties	Relationship with the Company
Jacky Chen	Former CEO of the Company’s significant operating subsidiary, Armstrong Logistic Inc. (from January 1, 2021 to December 31, 2021)
Aidy Chou	Founder, CEO, and substantial stockholder
Tong Wu	Founder, Secretary, Treasurer, director, and substantial stockholder
DNA Motor Inc.	A company wholly-owned by Jacky Chen
Junchu Inc.	A company wholly-owned by Tong Wu

Related Party transactions

The Company had the following related party transactions:

(i)	During the three months ended September 30, 2024, the Company’s related parties, Jacky Chen, Aidy Chou and Tong Wu, together advanced $nil (2023: US$491,978) to support the Company’s working capital needs.

(ii)	DNA Motor Inc. (“DNA”), the landlord of five of the Company’s operating leases, is owned by Jacky Chen. During the three months ended September 30, 2024, for these operating leases, US$94,829 (2023: US$116,988) lease expense was recorded in general and administrative expenses, US$2,989,368 (2023: US$3,180,657) was recorded in costs of sales and US$408,098 (2023: nil) was recorded in other expenses. The aggregate lease liability associated with these operating leases as of September 30, 2024 and June 30, 2024 was US$31,063,361 and US$32,853,612, respectively.

(iii)

During the three months ended September 30, 2024, the Company generated revenue of US$553 (2023: US$140,959) for providing logistic services to DNA. During the three months ended September 30, 2024, the Company generated revenue of US$884,700 (2023: US$125,813) for providing warehouse services to DNA. During the three months ended September 30, 2024, the Company paid expenses in the total amount of US$716,789 on behalf of DNA. The amount due from DNA is included in accounts receivable and other receivables from a related party as disclosed in Note 3.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Related Party Transactions and Balances (cont.)

Related Party transactions (cont.)

(v)	During the three months ended September 30, 2024, the Company incurred general and administrative expenses of US$607 for outside services, warehouse supplies, freight expenses and operating expenses provided by DNA. During the three months ended September 30, 2023, the Company incurred operating expenses that totaled US$15,000 for outside service provided by DNA.

Due to related party balance

The Company’s balances due to related parties as of September 30, 2024 and June 30, 2024 were as follows:

	September 30, 2024	June 30, 2024
	US$	US$
Tong Wu	181,971	181,971
Jacky Chen	168,238	168,238
Total	350,209	350,209

The due to related party balances as of September 30, 2024 and June 2024 are unsecured, interest-free, and are due on demand.

14. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2024, through the date the consolidated financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited interim condensed consolidated financial statements.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K (File No. 001-42099), filed with the SEC on September 26, 2024.

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate nine warehouses across the country, with an aggregate gross floor area of approximately 2,765,667 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of September 30, 2024 and June 30, 2024 and 2023, we had an active customer base of 156, 105, and 83, respectively, for our warehousing and logistics services.

For the three months ended September 30, 2024 and 2023, we had total revenue of $42.5 million and $41.2 million, and net loss of $4.6 million and net income of $2.8 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant portion of our revenue from customers based in China. During the three months ended September 30, 2024 and 2023, we generated approximately 85% and 95%  of our revenue from PRC-based customers, respectively.

Results of Operations

The following table outlines our consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
	US$	US$
Revenue	42,481,896	41,245,845
Costs of sales	46,088,686	36,019,413
Gross profit (loss)	(3,606,790)	5,226,432

Operating costs and expenses:
General and administrative	3,668,825	1,908,156
Total operating costs and expenses	3,668,825	1,908,156

Income (loss) from operations	(7,275,615)	3,318,276

Other (income) expenses:

Other income	(1,205,665)	(542,215)
Finance costs	9,008	13,387
Total other (income) expenses	(1,196,657)	(528,828)

Income (loss) before provision for income taxes	(6,078,958)	3,847,104

Current income tax expense (recovery)	(57,589)	649,305
Deferred income tax expense (recovery)	(1,373,498)	443,023
Total income tax expenses (recovery)	(1,431,087)	1,092,328
Net income (loss)	(4,647,871)	2,754,776
Total comprehensive income (loss)	(4,647,871)	2,754,776

Basic & diluted net earnings per share	(0.11)	0.07
Weighted average number of shares of common stock-basic	41,634,000	40,000,000
Weighted average number of shares of common stock-diluted	41,714,000	40,000,000

Revenue, costs of sales, and gross profit margin

The following table sets forth our revenue for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
	US$	US$
Revenue	42,481,896	41,245,845
Costs of sales	46,088,686	36,019,413
Gross profit (loss)	(3,606,790)	5,226,432
Gross profit (loss) margin %	(8.5)%	12.7%

The following table outlines the compositions of our revenue streams:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
	US$	US$
Transportation services	28,490,756	29,738,530
Warehousing services	13,973,694	11,289,613
Other services	17,446	217,702
Total	42,481,896	41,245,845

Our revenue increased by $1.2 million, or 3.0%, to $42.5 million during the three months ended September 30, 2024, compared to $41.2 million for the same period in 2023. The increase was due to the following factors:

1)	Revenue from our transportation services decreased by $1.2 million, or 4.2%, due to decreases in customer order volumes. Several major customers have significantly decreased serviced volume for the three months ended September 30, 2024.

2)	Revenue from our warehousing services increased by $2.7 million, or 23.8%, driven by the addition of new warehouses acquired in the last fiscal quarter.

3)	Revenue from other services decreased by $0.2 million, or 92%. Other revenue mainly consisted of revenue from our customs brokerage services.

Our costs of sales mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of sales increased by $10.1 million, or 28.0%, during the three months ended September 30, 2024, compared with the same period in 2023. The increase was driven by two main factors. First, there was a rise in freight expenses due to higher UPS shipping charges. Second, lease expenses, employee salary and benefits, and temporary labor costs increased as we expanded our warehouse and operations team to support growth.

The following table sets forth a breakdown of our costs of sales for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
	US$	US$
Amortization	8,829	53,266
Depreciation	475,101	324,849
Lease expenses	9,106,604	6,803,740
Freight expenses	25,706,479	22,477,545
Port handling and customs fees	152,745	150,244
Salary and benefits	2,564,863	1,614,339
Temporary labor expenses	5,720,926	2,961,150
Warehouse expenses	2,059,111	1,388,731
Utilities	229,220	143,778
Other expenses	64,808	101,771
Total	46,088,686	36,019,413

Our lease expenses (primarily warehouse operating lease expenses), freight expenses, temporary labor expenses, and salary and benefits increased significantly by $2.3 million, $3.2 million, $2.8 million, and $1.0 million, respectively, during the three months ended September 30, 2024 compared to the same period in 2023. The increases in lease expenses are due to the additional operating leases acquired in the last fiscal quarter. The increases in freight expenses are due to the increase of the surcharge by FedEx. The increase in temporary labor expenses and salary and benefits is due to the expansion of the warehouse operations.

Our overall gross profit (loss) margin decreased from 12.7% for the for the three months ended September 30, 2023 to (8.5%) for the same period in 2024, primarily due to the increase of the surcharge by UPS and the decreases in customer order volume, as well as some of the recently leased warehouses that are not fully utilized.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
	US$	US$
Bank charges	40,390	57,103
Amortization	142,064	64,080
Office expenses	1,164,214	565,664
Professional fees	387,263	66,175
Rental expenses	113,354	116,988
Repairs and maintenance	339,068	162,100
Salary and benefits	1,181,280	976,994
Sundries	47,745	47,496
Tax and licenses	67,455	44,247
Vehicle expenses	33,638	95,668
Other expenses	25,418	46,979
Credit loss expenses (recovery)	126,936	(335,338)
Total	3,668,825	1,908,156

Our general and administrative expenses increased by $1.8 million, from $1.9 million for the three months ended September 30, 2023 to $3.7 million for the same period in 2024, representing an increase of 92%. The increase was due to the following factors:

1)	Office expenses increased by $0.6 million, or 106%, mainly due to an increase in general insurance by $0.5 million associated with the rapid expansion of our business.

2)	Repairs and maintenance expenses increased by $0.2 million, or 109%, as a result of the growth in our transportation services.

3)	Professional fees increased by $0.3 million, or 485%, mainly due to increase of audit fees.

Income Tax

Our income tax expense decreased by $2.5 million for the three months ended September 30, 2024 compared to the same period in 2023, mainly due to the decrease in profit before tax by $10 million during the three months ended September 30, 2024.

Net income (loss)

As a result of the foregoing, our net income (loss) for the three months ended September 30, 2024 was $(4.6) million, compared with the net income of $2.8 million for the same period in 2023, representing a decrease by $7.4 million.

Liquidity and Capital Resources

In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this Quarterly Report, we have financed our operations primarily through cash generated by operating activities and capital contributions from stockholders. As of September 30, 2024 and June 30, 2024, we had cash and restricted cash of $5.0 million and $10.0 million, respectively, which primarily consisted of cash deposited in banks.

Our working capital requirements mainly consist of costs of sales and general and administrative expenses. We expect that our capital requirements will be met by cash generated from our operating activities and financing activities. We believe that our current cash and cash generated from our operating activities will be sufficient to meet our current and anticipated working capital requirements and capital expenditures for at least the next 12 months. We may, however, need additional cash resources in the future if we experience changes in our business conditions or other developments.

Cash Flows for the three months Ended September 30, 2024 and 2023

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
	US$	US$
Net cash provided by (used in) operating activities	(3,603,104)	3,061,420
Net cash used in investing activities	(1,316,592)	(2,164,663)
Net cash provided by (used in) financing activities	(44,839)	939,344
Net increase (decrease) in cash	(4,964,535)	1,836,101
Cash and restricted cash at beginning of year	9,950,384	6,558,099
Cash and restricted cash at end of year	4,985,849	8,394,200

We had a balance of cash and restricted cash of $5.0 million as of September 30, 2024, compared with a balance of $10.0 million as of June 30, 2024. During the three months ended September 30, 2024, changes in our cashflow were mainly due to the following activities:

Operating Activities

Net cash used in operating activities was $3.6 million for the three months ended September 30, 2024, compared to net cash provided by operating activities of $3.1 million for the same period in 2023, representing a $6.7 million decrease in the net cash inflow provided by operating activities. The decrease was primarily due to the following:

(i)	We had net loss of $4.6 million for the three months ended September 30, 2024. For the three months ended September 30, 2023, we had net income of $2.8 million, which led to a $7.4 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables were $0.2 million cash inflow for the three months ended September 30, 2024. For the three months ended September 30, 2023, changes in accounts receivable and other receivables were $0.6 million cash inflow, which led to a $0.4 million decrease in net cash outflow from operating activities.

(iii)	Changes in accounts payable and accrued liabilities used $1.9 million net cash outflow for the three months ended September 30, 2024. For the three months ended September 30, 2023, changes in accounts payable and accrued liabilities provided net cash outflow of $2.1 million, which led to a $0.2 million decrease in net cash outflow from operating activities.

(iv)	Changes in tax payable provided $0.1 million net cash outflow for the three months ended September 30, 2024. For the three months ended September 30, 2023, changes in tax payable provided net cash inflow of $0.6 million, which led to a $0.7 million decreased in net cash inflow from operating activities.

(v)	Changes in non-cash items provided $2.0 million net cash inflow for the three months ended September 30, 2024. For the three months ended September 30, 2023, changes in non-cash items provided net cash inflow of $1.0 million, which led to a $1.0 million increase in net cash inflow from operating activities.

Investing Activities

Net cash used in investing activities was $1.3 million for the three months ended September 30, 2024, primarily attributable to $1.4 million cash used for the purchase of property and equipment, $1.0 million cash used for loans extended to others, and $1.0 million proceeds received from loan repayments.

For the three months ended September 30, 2023, net cash used in investing activities was $2.2 million, primarily attributable to $1.1 million cash used for the purchase of property and equipment and $1.0 million used for loans extended to others.

Financing Activities

For the three months ended September 30, 2024, we had net cash used in financing activities of $0.05 million, which was primarily attributable to the net effects of $0.05 million used to repay finance lease liabilities.

For the three months ended September 30, 2023, we had net cash provided from financing activities of $1.0 million, which was primarily attributable to the net effects of: (i) $0.5 million collected from related parties for the repayments of loans the Company previously advanced to them; (ii) $0.5 million lent from related parties; (iii) $0.1 million used for expenses relating to the initial public offering; (iv) $0.05 million used to repay finance lease liabilities; and (v) $0.1 million in capital contributions from stockholders.

Commitments and Contractual Obligations

As of September 30, 2024, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through February 2025 to July 2034 with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised.

As of September 30, 2024, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2025	20,326,296	133,049
2026	29,216,224	129,332
2027	28,967,443	61,194
2028	29,694,748	5,866
2029 and beyond	48,526,954	-
Total minimum lease payment	156,731,665	329,441
Less: imputed interest	(41,763,350)	(39,964)
Total lease liabilities	114,968,315	289,477
Less: current potion	(26,272,945)	(155,625)
Non-current portion	88,695,370	133,852

Other than the above leases, we did not have significant commitments, long-term obligations, or guarantees as of September 30, 2024.

Off-balance Sheet Commitments and Arrangements

Other than two standby letters of credit with Eastwest Bank in the aggregate amount of $2,061,673, we did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2024, we still have unused credit of $2,061,673 with Eastwest Bank.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of this Quarterly Report, and revenue and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

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

As of September 30, 2024 and June 30, 2024, the historical cost of property and equipment was $16,127,139 and $14,773,842, respectively.

We recorded depreciation expenses of $578,432 and $388,929 during the three months ended September 30, 2024 and 2023, respectively. Specifically, $436,368 and $324,849 of the depreciation expenses were recorded in costs of sales for the three months ended September 30, 2024 and 2023, respectively. $142,064 and $64,080 of the depreciation expenses were recorded in general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively.

Our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies” in the notes to our unaudited consolidated financial statements. We believe that there were no critical accounting policies that affected the preparation of such financial statements.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-274667), for our initial public offering, which was declared effective by the SEC on May 13, 2024. In May 2024, we completed our initial public offering in which we issued and sold an aggregate of 1,600,000 shares of common stock, at a price of $5.00 per share for $8,000,000. EF Hutton LLC was the representative of the underwriters of our initial public offering.

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

The net proceeds raised from the initial public offering were $5,214,851 after deducting underwriting discounts and the offering expenses payable by us. As of the date of this Quarterly Report, we have used approximately $4,000,000 for working capital and other general corporate purposes in support of our current business. We intend to use the remaining proceeds from our initial public offering in the manner disclosed in our registration statement.

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

Date: November 14, 2024

Armlogi Holding Corp.

By:	/s/ Aidy Chou
Aidy Chou
Chief Executive Officer