Form 10-Q
period 2024-12-31
Armlogi Holding Corp.
filed 2025-02-14
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 14, 2025, there were 41,677,147 shares of Class A common stock, par value $0.00001 per share, outstanding.

Armlogi Holding Corp.

Form 10-Q

For the Quarterly Period Ended December 31, 2024

Contents

Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and June 30, 2024	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2024 and 2023 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4	Controls and Procedures	30

Part II	Other Information	31

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Mine Safety Disclosures	31

Item 5	Other Information	31

Item 6	Exhibits	31

Signatures		33

i

ARMLOGI HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND JUNE 30, 2024
(US$, except share data, or otherwise noted)

	December 31, 2024	June 30, 2024
	US$	US$
	Unaudited	Audited
Assets
Current assets
Cash	5,118,815	7,888,711
Accounts receivable and other receivable, net	31,204,112	25,465,044
Other current assets	1,905,457	1,624,611
Prepaid expenses	879,768	1,129,435
Loan receivables	3,812,293	1,877,131
Total current assets	42,920,445	37,984,932
Non-current assets
Restricted cash	2,259,932	2,061,673
Long-term loan receivables	—	2,908,636
Property and equipment, net	11,796,130	11,010,407
Intangible assets, net	75,051	92,708
Right-of-use assets – operating leases	105,512,506	111,955,448
Right-of-use assets – finance leases	235,447	309,496
Other non-current assets	915,199	711,556
Total assets	163,714,710	167,034,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	5,533,126	7,502,339
Contract liabilities	1,248,844	276,463
Income taxes payable	—	57,589
Due to related parties	—	350,209
Accrued payroll liabilities	389,070	405,250
Commitment fee payable	250,000	—
Convertible notes	7,664,657	—
Operating lease liabilities – current	25,021,785	24,216,446
Finance lease liabilities – current	117,500	155,625
Total current liabilities	40,224,982	32,963,921
Non-current liabilities
Operating lease liabilities – non-current	90,172,693	93,126,092
Finance lease liabilities – non-current	135,441	169,683
Deferred income tax liabilities	—	1,536,455
Total liabilities	130,533,116	127,796,151

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 41,677,147 and 41,634,000 issued and outstanding as of December 31 and June 30, 2024, respectively	417	416
Additional paid-in capital	15,718,863	15,468,864
Retained earnings	17,462,314	23,769,425
Total stockholders’ equity	33,181,594	39,238,705
Total liabilities and stockholders’ equity	163,714,710	167,034,856

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023
(US$, except share data, or otherwise noted)

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	51,143,682	42,004,083	93,625,578	83,249,928
Costs of sales	50,660,690	34,326,234	96,749,376	70,345,647
Gross profit (loss)	482,992	7,677,849	(3,123,798)	12,904,281

Operating costs and expenses:
General and administrative	2,659,156	2,919,547	6,327,981	4,827,703
Total operating costs and expenses	2,659,156	2,919,547	6,327,981	4,827,703

Income (loss) from operations	(2,176,164)	4,758,302	(9,451,779)	8,076,578

Other (income) expenses:
Other income, net	(564,656)	(446,179)	(1,770,321)	(988,394)
Loss on disposal of assets	43,625	—	43,625	—
Finance costs	79,989	13,351	88,997	26,738
Total other (income) expenses	(441,042)	(432,828)	(1,637,699)	(961,656)

Income (loss) before provision for income taxes	(1,735,122)	5,191,130	(7,814,080)	9,038,234

Current income tax expense	—	1,229,121	—	1,878,426
Deferred income tax (recovery) expense	(75,882)	217,184	(1,506,969)	660,207
Total income tax (recovery) expenses	(75,882)	1,446,305	(1,506,969)	2,538,633
Net income (loss)	(1,659,240)	3,744,825	(6,307,111)	6,499,601
Total comprehensive (loss) income	(1,659,240)	3,744,825	(6,307,111)	6,499,601

Basic & diluted net (loss) earnings per share	(0.04)	0.09	(0.15)	0.16
Weighted average number of shares of common stock-basic and diluted	41,642,442	40,000,000	41,638,221	40,000,000

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
FOR THE THREE AD SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings	Total equity
Six Months Ended
Balance as of June 30, 2023	40,000,000	400	8,985,007	16,328,207	25,313,614
Net income	—	—	—	6,499,601	6,499,601
Contribution from stockholders	—	—	565,000	—	565,000
Balance as of December 31, 2023 (unaudited)	40,000,000	400	9,550,007	22,827,808	32,378,215

Three Months ended
Balance as of September 30, 2023 (unaudited)	40,000,000	400	9,080,007	19,082,983	28,163,390
Net income	—	—	—	3,744,825	3,744,825
Contribution from stockholders	—	—	470,000	—	470,000
Balance as of December 31, 2023 (unaudited)	40,000,000	400	9,550,007	22,827,808	32,378,215

Six Months Ended
Balance as of June 30, 2024	41,634,000	416	15,468,864	23,769,425	39,238,705
Net income(loss)	—	—	—	(6,307,111)	(6,307,111)
Issuance of common stock for commitment fee	43,147	1	249,999	—	250,000
Balance as of December 31, 2024 (unaudited)	41,677,147	417	15,718,863	17,462,314	33,181,594

Three Months ended
Balance as of September 30,2024 (unaudited)	41,634,000	416	15,468,864	19,121,554	34,590,834
Net income(loss)	—	—	—	(1,659,240)	(1,659,240)
Issuance of common stock for commitment fee	43,147	1	249,999	—	250,000
Balance as of December 31, 2024 (unaudited)	41,677,147	417	15,718,863	17,462,314	33,181,594

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023 (UNAUDITED)
(US$, except share data, or otherwise noted)

	For The Six Months Ended December 31, 2024	For The Six Months Ended December 31, 2023
	US$	US$
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net income (loss)	(6,307,111)	6,499,601
Net loss from disposal of fixed assets	43,625	6,895
Depreciation of property and equipment and right-of-use financial assets	1,290,471	919,273
Amortization	17,659	17,659
Non-cash operating leases expense	4,358,758	3,155,637
Accretion of convertible note	72,184	—
Current estimated credit loss	228,363	(24,563)
Deferred income taxes	(1,506,969)	660,207
Interest income	(63,233)	(54,374)
Changes in working capital:
Accounts receivable and other receivables	(5,967,431)	(7,651,253)
Other current assets	(280,846)	(358,368)
Other non-current assets	(203,643)	—
Prepaid expenses	249,667	652,335
Accounts payable & accrued liabilities	(1,969,214)	(2,022,280)
Contract liabilities	972,381	(244,403)
Income tax payable	(87,075)	1,706,868
Accrued payroll liabilities	(16,180)	231,701
Net changes in derecognized ROU and operating lease liabilities	(63,874)	—
Net cash (used in) provided from operating activities	(9,232,468)	3,494,935

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,070,770)	(2,948,594)
Loan disbursement	(1,000,000)	(1,000,000)
Proceeds from loan repayments	2,036,705	—
Proceeds from sale of property and equipment	25,000	—
Net cash used in investing activities	(1,009,065)	(3,948,594)

Cash Flows from Financing Activities:
Proceeds received from related parties	—	1,012,353
Deferred issuance costs for initial public offering	—	(282,742)
Repayment to related parties	(350,209)	—
Net proceeds from Standby Equity Purchase	8,092,473	—
Repayment of finance lease liabilities	(72,368)	(83,196)
Capital contributions from stockholders	—	265,000
Net cash provided by financing activities	7,669,896	911,415

Net increase (decrease) in cash and restricted cash	(2,571,637)	457,756
Cash and restricted cash, beginning of year	9,950,384	6,558,099
Cash and restricted cash, end of six months periods	7,378,747	7,015,855

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equal the totals of the same amounts shown in the Consolidated Statements of Cash Flows:
Cash	5,118,815	4,954,182
Restricted cash – non-current	2,259,932	2,061,673
Total cash and restricted cash shown in the Consolidated Balance Sheet	7,378,747	7,015,855

Supplemental Disclosure of Cash Flows Information:
Cash paid for income tax	(87,074)	(171,559)
Cash paid for interest	(16,813)	(26,738)
Non-cash Transactions:
Right-of-use assets acquired in exchange for operating lease liabilities	6,184,333	37,607,178
Decrease in right-of-use assets due to remeasurement of lease terms	884,394	—
Shares issued to settle commitment fee	250,000	—

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of December 31, 2024, and its results of operations and cash flows for the six-month period then ended. Operating results for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2025.

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

Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (‘U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. There were no critical accounting estimates affecting the unaudited condensed consolidated financial statements for the three and six months ended December 31, 2024 and 2023.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Cash

Cash consists of petty cash on hand and cash held in banks, which is highly liquid and has original maturities of three months or less and is unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash represents the cash restricted for three standby letters of credit with Eastwest Bank as collateral for certain of the Company’s lease agreements. The terms of the letters of credit start from August 1, 2023, November 7, 2023 and December 27, 2024, respectively. The letters of credit are renewable on an annual basis until the termination thereof.

Certain risks and concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and restricted cash, receivables, loan receivables and other current assets. As of December 31, 2024 and June 30, 2024, substantially all of the Company’s cash and restricted cash were held in EastWest Bank located in the U.S., which management considers to be of high credit quality.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, right-of-use assets (operating lease and finance lease) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the three and six months ended December 31, 2024 and 2023.

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

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Revenue recognition (cont.)

A summary of the Company’s revenue disaggregated by major service lines is as follows:

	December 31, 2024	December 31, 2023
	US$	US$
Transportation services	64,617,825	59,639,714
Warehousing services	28,984,064	23,234,845
Other services	23,689	375,369
Total	93,625,578	83,249,928

Contract liabilities

Contract liabilities represent payments received from customers in excess of revenue recognized. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting year. We classify these customer deposits as short-term contract liabilities, as we expect to satisfy these obligations within our normal operating cycle, which is generally one year. For the six months ended December 31, 2024 and 2023, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were US$245,716 and US$423,932, respectively.

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

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of December 31, 2024 and June 30, 2024.

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

Based on the guidance provided by ASC Topic 280, management has determined that the Company operates in one segment and consists of one reporting unit, given the similarities in economic characteristics between its operations and the common nature of its services and customers. All the Company’s business activities for the three and six months ended December 31, 2024 and 2023 were conducted in the U.S.

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

The Company’s financial instruments include cash and restricted cash, accounts receivable and other receivables, loan receivables, long-term loan receivable, other current assets, accounts payable and accrued liabilities, income tax payable, due to related parties, accrued payroll liabilities, commitment fee payable, convertible notes and lease liabilities. The carrying amounts of cash and restricted cash, accounts receivable and other receivables, loan receivables, other current assets, accounts payable and accrued liabilities, due to related parties, accrued payroll liabilities, commitment fee payable, convertible notes, and short-term lease liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s long-term loan receivables and long-term lease liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring or non-recurring basis as of December 31, 2024 and June 30, 2024.

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

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Accounts Receivable and Other Receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	December 31, 2024	June 30, 2024
	US$	US$
Accounts receivable – third parties	31,125,059	24,239,599
Accounts receivable – a related party	34,137	1,067,729
Other receivables – third parties*	21,307	65,835
Other receivables – a related party*	571,219	499,063
Gross total	31,751,722	25,872,226
Less: allowance for credit loss	(547,610)	(407,182)
Total	31,204,112	25,465,044

*	The balance is comprised primarily of accounts receivable associated with service arrangements that are not within the scope of ASC 606.

The movement of allowance for credit loss for the six months ended December 31, 2024 and the fiscal year ended June 30, 2024:

	December 31, 2024	June 30, 2024
	US$	US$
Balance as of beginning	407,182	666,531
Additional provision	228,363	94,694
Write-off	(87,935)	(354,043)
Ending balance	547,610	407,182

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2024	June 30, 2024
	US$	US$
Furniture and fixtures	10,191,891	9,845,383
Auto & Truck	2,731,094	2,080,830
Trailers & track chassis	1,880,274	1,161,811
Machinery & equipment	1,793,811	1,611,720
Leasehold improvement	139,542	74,098
Total	16,736,612	14,773,842
Less: Accumulated depreciation	(4,940,482)	(3,763,435)
Property and equipment, net	11,796,130	11,010,407

Depreciation expenses are recorded in costs of sales and general and administrative expenses. The Company recorded depreciation expenses of US$637,990 and US$485,906 during the three months ended December 31, 2024 and 2023, respectively. Specifically, US$582,182 and US$417,180 of the depreciation expenses were recorded in costs of sales for the three months ended December 31, 2024 and 2023, respectively. US$55,808 and US$68,726 of the depreciation expenses were recorded in general and administrative expenses for the three months ended December 31, 2024 and 2023, respectively.

The Company recorded depreciation expenses of US$1,216,422 and US$919,272 during the six months ended December 31, 2024 and 2023, respectively. Specifically, US$1,108,175 and US$786,466 of the depreciation expenses were recorded in costs of sales for the six months ended December 31, 2024 and 2023, respectively, US$108,247 and US$132,806 of the depreciation expenses were recorded in general and administrative expenses for the six months ended December 31, 2024 and 2023, respectively.

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2024	June 30, 2024
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated depreciation	(110,728)	(93,071)
Intangible assets, net	75,051	92,708

The Company recorded amortization of US$17,659 and US$17,659, which were included in costs of sales, for the six months ended December 31, 2024 and 2023, respectively. The Company recorded amortization of US$8,829 and US$8,829, which were included in costs of sales, for the three months ended December 31, 2024 and 2023, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Loan Receivable

The Company’s loan receivables were consisted of the following:

i)	On July 10, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$1,000,000. The loan matured on August 31, 2024 and bore interest at a rate of 3.2% annually. The loan was fully repaid on August 30, 2024.

ii)	On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc. for a principal of US$600,000. The loan originally matured on January 24, 2025 and bears interest at a rate of 3.2% annually. The maturity date of the loan was extended to April 24, 2025 on January 20, 2025. The Company expects the loan to be repaid upon maturity.

iii)	On May 22, 2024, the Company entered into a loan agreement with MYJW LLC. for a principal of US$400,000. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

iv)

On May 28, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.5 million. As security for loan repayment, Pundarika LLC has pledged its inventory currently held in the Company’s warehouse as collateral. The value of the collateralized inventory is equivalent to the outstanding loan amount, ensuring a 1:1 collateral coverage ratio. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity. A partial payment of US$1 million has been received on November 14, 2024

v)

On June 6, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.0 million. As security for loan repayment, Pundarika LLC has pledged its inventory currently held in the Company’s warehouse as collateral. The value of the collateralized inventory is equivalent to the outstanding loan amount, ensuring a 1:1 collateral coverage ratio. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

vi)	On June 13, 2024, the Company entered into a loan agreement with Bacalar Enterprise Freight Inc. for a principal of US$250,000. The loan matures on June 13, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

vii)

On August 29, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.0 million. As security for loan repayment, Pundarika LLC has pledged its inventory currently held in the Company’s warehouse as collateral. The value of the collateralized inventory is equivalent to the outstanding loan amount, ensuring a 1:1 collateral coverage ratio. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

As of December 31, 2024, the Company recorded a loan receivable balance of US$3,812,293, including accrued interest income of US$62,293.

As of June 30, 2024, the Company recorded a loan receivable balance of US$1,877,131 and long-term loan receivable of US$2,908,636, including accrued interest income of US$35,767.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases

As of December 31, 2024, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates from February 2025 through November 2034 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised. The Company had certain sublease contracts and recognized US$916,184 and US$1,162,538 lease income, recorded in other income, during the six months ended December 31, 2024 and 2023, respectively.

During the six months ended December 31, 2024, the Company recognized additional operating lease liabilities of US$6,184,333, as a result of entering into a new operating lease agreement. The ROU assets were recognized at the discount rate range from 9.50% to 9.75%, resulting in US$6,184,333 on the commencement dates.

During the six months ended December 31, 2024, the Company terminated certain operating lease agreements prior to the original expiration dates. As a result, the ROU assets and lease liabilities were derecognized of US$1,861,834 and US$1,925,708, respectively.

The components of lease expenses were as follows:

	December 31, 2024	December 31, 2023
	US$	US$
Operating:
Operating lease expenses	15,858,308	11,245,735

Financing:
Accretion	16,813	26,738
Amortization – included in costs of sales	74,048	87,756
Total	90,861	114,494

The Company recorded operating lease expenses of US$7,746,884 and US$6,027,177 in the three months ended December 31, 2024 and 2023, respectively. Specifically, US$7,654,268 and US$5,107,579 of operating lease expenses were recorded in costs of sales for the three months ended December 31, 2024 and 2023, respectively. US$92,616 and US$66,707 of operating lease expenses were recorded in general and administrative expenses for the three months ended December 31, 2024 and 2023, respectively. nil and US$852,891 of operating lease expenses were recorded in other expenses for the three months ended December 31, 2024 and 2023, respectively.

The Company recorded operating lease expenses of US$15,858,308 and US$11,245,735 during the six months ended December 31, 2024 and 2023, respectively. Specifically, US$15,276,038 and US$10,227,316 of operating lease expenses were recorded in costs of sales for the six months ended December 31, 2024 and 2023, respectively. US$185,616 and US$165,528 of operating lease expenses were recorded in general and administrative expenses for the six months ended December 31, 2024 and 2023, respectively. US$396,654 and US$852,891 of operating lease expenses were recorded in other expenses for the six months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2025	12,261,677	86,699
2026	28,442,219	129,332
2027	30,055,170	61,194
2028	31,108,699	5,866
2029 and beyond	56,070,308	-
Total minimum lease payment	157,938,073	283,091
Less: imputed interest	(42,743,595)	(30,150)
Total lease liabilities	115,194,478	252,941
Less: current potion	(25,021,785)	(117,500)
Non-current portion	90,172,693	135,441

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases (cont.)

Weighted average remaining lease term:

Operating leases	5.67 years
Finance leases	1.98 years

Weighted average discount rate:

Operating leases	10.28%
Finance leases	11.25%

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2024	June 30, 2024
	US$	US$
Accounts payable	4,398,396	6,003,542
Credit card Payable	1,013,912	1,446,549
Other liabilities	120,818	52,248
Total	5,533,126	7,502,339

Other liabilities as of December 31, 2024 and June 30, 2024 mainly consisted of tenant’s deposit.

9. Convertible notes

On November 25, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $50.0 million (the “Commitment Amount”) of the Company’s common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, the Investor has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $21.0 million (the “Pre-Paid Advance”), subject to a 10% original issue discount, to be disbursed to the Company in three tranches:

●	The first Pre-Paid Advance was disbursed on November 25, 2024, in the amount of $5.0 million and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The second Pre-Paid Advance was disbursed on December 17, 2024, in the amount of $5.0 million and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The third Pre-Paid Advance is expected to be advanced in the principal amount of $11.0 million on the second trading day after the initial Registration Statement (as defined in the SEPA) first becomes effective. As of December 31, 2024, the third Pre-Paid Advance has not been disbursed.

According to the SEPA, the Company, at its sole discretion, has the right, but not the obligation, to issue and sell to the Investor, and the Investor will subscribe for and purchase the Company’s common stock by the delivery to the Investor of Advance Notices (as defined in the SEPA). In addition, the Investor, at its sole discretion has the right, but not the obligation, by the delivery to the Company of Investor Notices, to cause an Advance Notice to be deemed delivered to the Investor and the issuance and sale of the Company’s common stock to the Investor as long as there is a balance outstanding under a Convertible Note.

The Company shall pay a commitment fee of $500,000, representing 1% of the Commitment Amount (the “Commitment Fee”). The Commitment Fee shall be satisfied as follows: (a) Initial Payment: One-half of the Commitment Fee, amounting to $250,000, was paid on December 13, 2024, through the issuance of 43,147 shares of common stock to the Investor. The number of shares of common stock was determined by dividing one-half of the Commitment Fee by the average of the daily volume-weighted average price (“VWAP”) of the Company’s common shares during the three trading days immediately preceding November 25, 2024. The remaining one-half of the Commitment Fee, amounting to $250,000 (the “Deferred Fee”) is expected to be paid on the three-month anniversary of the date of the SEPA The Deferred Fee shall be payable in cash or, at the Company’s election, by way of a Pre-paid Advance.

Unless earlier terminated as provided thereunder, the SEPA shall terminate automatically on the earliest of (i) November 25, 2026, provided that if any Convertible Notes are then outstanding, such termination shall be delayed until such date that all Convertible Notes that were outstanding have been repaid, or (ii) the date on which the Investor has made payment of Pre-paid Advances pursuant to SEPA for common shares equal to the $50,000,000.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advance Notice

If the Company requests a purchase of common stock from the Investor by the delivery of an Advance Notice to the Investor, the purchase price therefor shall be the price per share of common stock obtained by multiplying the market price by (i) 95% in respect of an Advance Notice within an Option 1 Pricing Period (as defined below) or (ii) 97% in respect of an Advance Notice with an Option 2 Pricing Period (as defined below).

The “Option 1 Pricing Period” means the period on the applicable advance notice date with respect to an Advance Notice selecting an Option 1 Pricing Period commencing (i) if submitted to Investor prior to 9:00 a.m. Eastern Time on a trading day, the open of trading on such day or (ii) if submitted to Investor after 9:00 a.m. Eastern Time on a trading day, upon receipt by the Company of written confirmation (which may be by e-mail) of acceptance of such Advance Notice by the Investor (or the open of regular trading hours, if later), and which confirmation shall specify such commencement time, and, in either case, ending on 4:00 p.m. New York City time on the applicable Advance Notice date, or such other time as maybe agreed by the parties. The “Option 1 market price” means the VWAP of the common stock during the Option 1 Pricing Period.

The “Option 2 Pricing Period” means the three consecutive trading days commencing on the Advance Notice Date. The Option 2 market price shall mean the VWAP of the common stock during the Option 1 Pricing Period.

Investor Notice

If the Investor requests a sale from the Company by the delivery an Investor Notice to the Company, the purchase price, as of any conversion date or other date of determination, will be the lower of (i) $7.5937 per share of common stock, or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Price”), which Variable Price shall not be lower than the floor price ($1.1880) then in effect.

Repayments of Convertible Notes

Interest shall accrue on the outstanding principal balance of the Convertible Notes at an annual rate equal to 0% (“Interest Rate”), which Interest Rate shall increase to an annual rate of 18% upon the occurrence of an event of default (for so long as such event remains uncured).

If, any time after the issuance date of a Convertible Note, and from time to time thereafter, an Amortization Event (as defined below) has occurred, then the Company shall make monthly payments beginning on the 7th trading day after the Amortization Event Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount shall have been repaid. Each monthly payment shall be in an amount equal to the sum of (i) $5,000,000 of the principal in the aggregate (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) 10% of the Amortization Principal Amount, and (iii) the accrued and unpaid interest under the Convertible Note as of each payment date.

An “Amortization Event” means (i) the daily VWAP is less than the floor price then in effect for five trading days during a period of seven consecutive trading days, (ii) the Company has issued to the Investor, pursuant to the transactions contemplated in a convertible note, the other notes and the SEPA, in excess of 99% of the common stock available under the exchange cap of 8,322,636 shares of common stock, which represent 19.99% of the aggregate number of shares common stock issued and outstanding as of the effective date of the SEPA, or (iii) any time after the effectiveness deadline of February 8, 2025, the Investor is unable to utilize a registration statement to resell underlying common stock for a period of ten (10) consecutive trading days (the last day of each such occurrence, an “Amortization Event Date”).

The Convertible Notes are accounted for as a single liability measured at amortized costs. The original issue discount and all the transaction costs related to issuance of the convertible notes are capitalized to the carrying amount of the convertible notes and presented as a direct deduction from the debt liability. The discount and transaction costs are amortized into expenses based on the effective interest rate method. The effective interest rate related to the convertible notes is 13.85%.

10. Other Income (Expenses)

Other income and expenses consisted of the following:

	December 31, 2024	December 31, 2023
	US$	US$
Rental income	916,184	1,162,538
Rental expense	(408,098)	(852,891)
Interest income	73,603	34,814
Credit card rebate income	531,469	571,787
Other income	657,163	72,146
Total	1,770,321	988,394

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, 41,677,147 and 41,634,000 shares were issued and outstanding as of December 31, 2024 and June 30, 2024, respectively.

On May 15, 2024, the Company issued to EF Hutton LLC (now known as D. Boral Capital LLC; hereinafter, the “Representative”) , as representative of the several underwriters with respect to the Company’s initial public offering (the “IPO”) and its affiliates warrants, exercisable during the five-year period from the commencement of sales of the shares of common stock offered in the IPO , entitling the Representative to purchase an aggregate of up to 80,000 shares of common stock at a per share price equal to 125.0% of the public offering price per share in the IPO, or US$6.25 (the “Representative’s Warrants”). The fair value of US$268,430 of the Representative’s Warrants, using the Black Scholes Model with the following weighted-average assumptions: market value of underlying share of US$4.62, risk free rate of 4.46%, expected term of five years; exercise price of the warrants of US$6.25, volatility of 100%; and expected future dividends of nil, was recorded in the Additional Paid-in Capital.

On December 13, 2024, the Company issued 43,147 shares of common stock, par value of US$0.00001 per share, for a price of US$5.79 per share for aggregate of US$250,000 as 50% of the commitment fee to an investor. The remainder of the commitment fee will be paid on the three-month anniversary of such issuance date in cash.

12. Earnings per Share

Basic and diluted net earnings per share for the six months ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
	US$	US$
Numerator:
Net income (loss) attributable to stockholders – basic and diluted	(6,307,111)	6,499,601

Denominator:
Weighted average number of shares of common stock outstanding – basic	41,638,221	40,000,000
(Loss) Earnings per share attributable to stockholders – basic	(0.15)	0.16
Weighted average number of shares of common stock outstanding – diluted	41,638,221	40,000,000
(Loss) Earnings per share attributable to stockholders – diluted	(0.15)	0.16

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period. For the three and six months ended December 31, 2024, the computation of diluted loss per share does not assume the impacts from the exercise of the Company’s outstanding unexercised warrants and the convertible debt, due to its loss position for the three months and six months ended December 31, 2024.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Commitments and Contingencies

Other commitments

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of US$2,259,932 (see Note 2) and the operating and finance leases (See Note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of December 31, 2024 and June 30, 2024.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations taken as a whole. As of December 31, 2024 and 2023, the Company was not a party to any material legal or administrative proceedings.

14. Related Party Transactions and Balances

Related Parties

Name of related parties	Relationship with the Company
Jacky Chen	Former CEO of the Company’s significant operating subsidiary, Armstrong Logistic Inc. (from January 1, 2021 to December 31, 2021)
Aidy Chou	Founder, CEO, and substantial stockholder
Tong Wu	Founder, Secretary, Treasurer, director, and substantial stockholder
DNA Motor Inc.	A company wholly-owned by Jacky Chen
Junchu Inc.	A company wholly-owned by Tong Wu

Related Party transactions

The Company had the following related party transactions:

(i)	During the six months ended December 31, 2024, the Company’s related parties, Jacky Chen, Aidy Chou and Tong Wu, together advanced nil (2023: US$501,000) to support the Company’s working capital needs. The Company made the repayment of US$352,909 (2023: nil) to its related parties. During the six months ended December 31, 2023, Junchu Inc., a company wholly owned by Tong Wu, repaid the loan with a principal of US$500,000 and interest expense of US$11,353.

(ii)	DNA Motor Inc. (“DNA”), the landlord of five of the Company’s operating leases, is owned by Jacky Chen. During the six months ended December 31, 2024, for these operating leases, US$189,466 (2023: US$201,805) lease expense was recorded in general and administrative expenses, US$5,923,494 (2023: US$5,840,554) was recorded in costs of sales and US$408,098 (2023: US$551,261) was recorded in other expenses. The aggregate lease liability associated with these operating leases as of December 31, 2024 and June 30, 2024 was US$27,513,398 and US$37,409,782, respectively.

(iii)	During the six months ended December 31, 2024, the Company generated revenue of US$553 (2023: US$291,465) for providing freight services to DNA. During the six months ended December 31, 2024, the Company generated revenue of US$884,700 (2023: nil) for providing warehouse services to DNA. During the six months ended December 31, 2024, the Company paid expenses in the total amount of US$52,802 on behalf of DNA. The amount due from DNA is included in accounts receivable and other receivables from a related party as disclosed in Note 3.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Related Party Transactions and Balances (cont.)

Related Party transactions (cont.)

(v)	During the six months ended December 31, 2024, the Company incurred general and administrative expenses of US$1,526 (2023: US$15,000) for services and other expenses provided by DNA.

Due to related party balance

The Company’s balances due to related parties as of December 31, 2024 and June 30, 2024 were as follows:

	December 31, 2024	June 30, 2024
	US$	US$
Tong Wu	—	181,971
Jacky Chen	—	168,238
Total	—	350,209

The due to related party balances as of December 31, 2024 and June 2024 are unsecured, interest-free, and are due on demand.

15. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2024, through the date the consolidated financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited interim condensed consolidated financial statements.

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate ten warehouses across the country, with an aggregate gross floor area of approximately 3,858,667 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of December 31, 2024 and June 30, 2024 and 2023, we had an active customer base of 298, 105, and 83, respectively, for our warehousing and logistics services.

For the six months ended December 31, 2024 and 2023, we had total revenue of $93.6 million and $83.2 million, and net loss of $6.3 million and net income of $6.5 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant portion of our revenue from customers based in China. During the six months ended December 31, 2024 and 2023, we generated approximately 86% and 96% of our revenue from PRC-based customers, respectively.

Results of Operations

The following table outlines our consolidated statements of operations for the three and six months ended December 31, 2024 and 2023:

	For Three Months Ended December 31, 2024	For Three Months Ended December 31, 2023	For Six Months Ended December 31, 2024	For Six Months Ended December 31, 2023
	US$	US$	US$	US$
Revenue	51,143,682	42,004,083	93,625,578	83,249,928
Costs of sales	50,660,690	34,326,234	96,749,376	70,345,647
Gross profit	482,992	7,677,849	(3,123,798)	12,904,281

Operating costs and expenses:
General and administrative	2,659,156	2,919,547	6,327,981	4,827,703
Total operating costs and expenses	2,659,156	2,919,547	6,327,981	4,827,703

Income (loss)from operations	(2,176,164)	4,758,302	(9,451,779)	8,076,578

Other (income) expenses:
Other income, net	(564,656)	(446,179)	(1,770,321)	(988,394)
Loss on disposal of assets	43,625	—	43,625	—
Finance costs	79,989	13,351	88,997	26,738
Total other (income) expenses	(441,042)	(432,828)	(1,637,699)	(961,656)

Income before provision for income taxes	(1,735,122)	5,191,130	(7,814,080)	9,038,234

Current income tax expense	—	1,229,121	—	1,878,426
Deferred income tax expense (recovery)	(75,882)	217,184	(1,506,969)	660,207
Total income tax expenses	(75,882)	1,446,305	(1,506,969)	2,538,633
Net income (loss)	(1,659,240)	3,744,825	(6,307,111)	6,499,601
Total comprehensive income	(1,659,240)	3,744,825	(6,307,111)	6,499,601

Basic & diluted net earnings per share	(0.04)	0.09	(0.15)	0.16
Weighted average number of shares of common stock-basic and diluted	41,642,442	40,000,000	41,638,221	40,000,000

Revenue, costs of sales, and gross profit margin

The following table sets forth our revenue for the three and six months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
	US$	US$	US$	US$
Revenue	51,143,682	42,004,083	93,625,578	83,249,928
Costs of sales	50,660,690	34,326,234	96,749,376	70,345,647
Gross profit (loss)	482,992	7,677,849	(3,123,798)	12,904,281
Gross profit (loss) margin %	0.9%	18.3%	-3.3%	15.5%

The following table outlines the compositions of our revenue streams:

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
	US$	US$	US$	US$
Transportation services	36,127,069	29,901,184	64,617,825	59,639,714
Warehousing services	15,010,370	11,945,232	28,984,064	23,234,845
Other services	6,243	157,667	23,689	375,369
Total	51,143,682	42,004,083	93,625,578	83,249,928

Three Months Ended December 31, 2024 and 2023

Our revenue increased by $9.1 million, or 21.8%, to $51.1 million during the three months ended December 31, 2024, compared to $42.0 million for the same period in 2023. The increase was due to the following factors:

1)	Revenue from our transportation services increased by $6.2 million, or 20.8%, due to the addition of new warehouse locations, which has enabled an increase in shipment volume compared to the same period in the 2023.

2)	Revenue from our warehousing services increased by $3.1 million, or 25.7%, driven by the addition of new warehouses acquired in the last fiscal quarter.

3)	Revenue from other services decreased by $0.2 million, or 96%. Other revenue mainly consisted of revenue from our customs brokerage services.

Our costs of sales mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of sales increased by $16.3 million, or 47.6%, during the three months ended December 31, 2024, compared with the same period in 2023. The increase was driven by two main factors. First, there was a rise in freight expenses due to higher UPS shipping charges. Second, lease expenses, employee salary and benefits, and temporary labor costs increased as we expanded our warehouse and operations team to support growth.

Six Months Ended December 31, 2024 and 2023

Our revenue increased by $10.4 million, or 12.5%, to $93.6 million during the six months ended December 31, 2024, compared to $83.2 million for the same period in 2023. The increase was due to the following factors:

1)	Revenue from our transportation services increased by $5.0 million, or 8.3%, due to due to the addition of new warehouse locations, which has enabled an increase in shipment volume compared to the same period in the 2023.

2)	Revenue from our warehousing services increased by $5.7 million, or 24.7%, driven by the addition of new warehouses acquired in the last fiscal quarter.

3)	Revenue from other services decreased by $0.4 million, or 93.7%. Other revenue mainly consisted of revenue from our customs brokerage services.

Our costs of sales mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of sales increased by $26.4 million, or 37.5%, during the six months ended December 31, 2024, compared with the same period in 2023. The increase was driven by two main factors. First, there was a rise in freight expenses due to higher UPS shipping charges. Second, lease expenses, employee salary and benefits, and temporary labor costs increased as we expanded our warehouse and operations team to support growth.

The following table sets forth a breakdown of our costs of sales for the three months and six months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
	US$	US$	US$	US$
Amortization	8,830	8,830	17,659	17,659
Depreciation	707,122	417,180	1,182,223	786,466
Lease expenses	8,943,724	6,400,215	18,050,328	13,203,955
Freight expenses	28,715,466	20,416,139	54,421,945	42,893,684
Port handling and customs fees	189,143	168,847	341,888	319,091
Salary and benefits	2,509,610	1,846,834	5,074,473	3,461,173
Temporary labor expenses	6,230,201	3,319,464	11,951,127	6,280,614
Warehouse expenses	2,240,217	1,079,247	4,299,328	2,467,978
Utilities	245,877	116,196	475,097	259,974
Other expenses	870,500	553,282	935,308	655,053
Total	50,660,690	34,326,234	96,749,376	70,345,647

Three Months Ended December 31, 2024 and 2023

Our freight expenses, lease expenses (primarily warehouse operating lease expenses), temporary labor expenses, warehouse expenses, and salary and benefits increased significantly by $8.3 million, $2.5 million, $2.9 million, $1.2 million and $0.7 million, respectively, during the three months ended December 31, 2024, compared to the same period in 2023. The increases in lease expenses were due to the additional operating leases acquired in the last and current fiscal quarter. The increases in freight expenses were due to the increase in UPS expenses. The increases in temporary labor expenses, warehouse expenses, and salary and benefits were due to the expansion of the warehouse operations.

Our overall gross profit margin decreased from 18.3% for the three months ended December 31, 2023 to 0.9% for the same period in 2024, primarily due to the increase of the surcharge by UPS and the decreases in customer order volume, as well as some of the recently leased warehouses that are not fully utilized.

Six Months Ended December 31, 2024 and 2023

Our freight expenses, lease expenses (primarily warehouse operating lease expenses), temporary labor expenses, warehouse expenses, and salary and benefits increased significantly by $11.5 million, $4.8 million, $5.7 million, $1.8 million and $1.6 million, respectively, during the six months ended December 31, 2024 compared to the same period in 2023. The increases in lease expenses were due to the additional operating leases acquired in the last and current fiscal quarter. The increases in freight expenses were due to the increase in UPS expense. The increases in temporary labor expenses, warehouse expenses, and salary and benefits were due to the expansion of the warehouse operations.

Our overall gross profit (loss) margin decreased from 15.5% for the for the six months ended December 31, 2023 to (3.3%) for the same period in 2024, primarily due to the increase of the surcharge by UPS and the decreases in customer order volume, as well as some of the recently leased warehouses that are not fully utilized.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the three and six months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
	US$	US$	US$	US$
Bank charges	12,727	34,565	53,117	49,543
Amortization	55,808	68,726	108,247	132,806
Office expenses	351,217	668,101	1,605,056	1,310,579
Professional fees	846,705	47,388	1,233,968	113,563
Rental expenses	105,670	84,818	219,024	201,806
Repairs and maintenance	82,682	270,676	421,750	432,776
Salary and benefits	820,963	1,262,996	2,002,243	2,239,990
Sundries	111,252	23,653	158,997	36,460
Tax and licenses	72,405	123,221	139,860	167,468
Vehicle expenses	29,607	2,820	63,245	98,488
Other expenses	68,693	21,808	94,111	68,787
Credit loss expenses (recovery)	101,427	310,775	228,363	(24,563)
Total	2,659,156	2,919,547	6,327,981	4,827,703

Three Months Ended December 31, 2024 and 2023

Our general and administrative expenses decreased by $0.2 million, or 9%, from $2.9 million for the three months ended December 31, 2023 to $2.7 million for the same period in 2024. The increase was due to the net of the following factor:

1)	Professional fees increased by $0.8 million, or 1,686.7%, mainly due to fees for the consulting services of an investment financial advisor.

2)	Office expenses decreased by $0.3 million, or 47.4%, mainly due to the large insurance refund received during the period.

3)

Salary expenses decreased by $0.4 million, or 35.0%, mainly due to a decrease in bonus payout, a lower salary range adjustment for one employee and the resignation of several employees during the period.

4)	Credit loss expenses decreased by $0.2 million, or 67.4%, mainly due to the better receivable collection (low loss rate) during the period.

 Six Months Ended December 31, 2024 and 2023

Our general and administrative expenses increased by $1.5 million, or 31%, from $4.8 million for the three months ended December 31, 2023 to $6.3 million for the same period in 2024. The increase was due to the following factors:

1)	Office expenses increased by $0.3 million, or 23%, mainly due to an increase in general insurance associated with the rapid expansion of our business.

2)	Professional fees increased by $1.1 million, or 987%, mainly due to the fees for the consulting services of an investment financial advisor and audit fees.

Income Tax

Our income tax expense decreased by $1.5 million for the three months ended December 31, 2024, compared to the same period in 2023, mainly due to the decrease in profit before tax by $6.9 million during the three months ended December 31, 2024.

Our income tax expense decreased by $4.0 million for the six months ended December 31, 2024, compared to the same period in 2023, mainly due to the decrease in profit before tax by $17.0 million during the six months ended December 31, 2024.

Net income (loss)

As a result of the foregoing, our net (loss) income for the three months ended December 31, 2024 was $(1.7) million, compared with the net income of $3.7 million for the same period in 2023, representing a decrease by $5.4 million.

Our net (loss) income for the six months ended December 31, 2024 was $(6.3) million, compared with the net income of $6.5 million for the same period in 2023, representing a decrease by $12.8 million.

Liquidity and Capital Resources

In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this Quarterly Report, we have financed our operations primarily through cash generated by operating activities and proceeds from the Convertible Note. As of December 31, 2024 and June 30, 2024, we had cash and restricted cash of $7.4 million and $10.0 million, respectively, which primarily consisted of cash deposited in banks.

Our working capital requirements mainly consist of costs of sales and general and administrative expenses. We expect that our capital requirements will be met by cash generated from our financing activities. On November 25, 2024, we entered into the SEPA with the Investor, pursuant to which we have the right to sell to the Investor up to $50.0 million of our common stock. We believe that our current cash and cash generated from our financing activities will be sufficient to meet our current and anticipated working capital requirements and capital expenditures for at least the next 12 months. We may, however, need additional cash resources in the future if we experience changes in our business conditions or other developments.

Cash Flows for the Six Months Ended December 31, 2024 and 2023

	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
	US$	US$
Net cash provided by (used in) operating activities	(9,232,468)	3,494,935
Net cash used in investing activities	(1,009,065)	(3,948,594)
Net cash provided by financing activities	7,669,896	911,415
Net increase (decrease) in cash and restricted cash	(2,571,637)	457,756
Cash and restricted cash at beginning of six months period	9,950,384	6,558,099
Cash and restricted cash at end of six months period	7,378,747	7,015,855

We had a balance of cash and restricted cash of $7.4 million as of December 31, 2024, compared with a balance of $10.0 million as of June 30, 2024. During the six months ended December 31, 2024, changes in our cashflow were mainly due to the following activities:

Operating Activities

Net cash used in operating activities was $9.2 million for the six months ended December 31, 2024, compared to net cash provided by operating activities of $3.5 million for the same period in 2023, representing a $12.7 million decrease in the net cash inflow provided by operating activities. The decrease was primarily due to the following:

(i)	We had net loss of $6.3 million for the six months ended December 31, 2024. For the six months ended December 31, 2023, we had net income of $6.5 million, which led to a $12.8 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables were $6.0 million cash outflow for the six months ended December 31, 2024. For the six months ended December 31, 2023, changes in accounts receivable and other receivables were $7.7 million cash outflow, which led to a $1.7 million decrease in net cash outflow from operating activities.

(iii)	Changes in accounts payable and accrued liabilities used $2.0 million net cash outflow for the six months ended December 31, 2024. For the six months ended December 31, 2023, changes in accounts payable and accrued liabilities provided net cash outflow of $2.0 million, which led to a $0.1 million decrease in net cash outflow from operating activities.

(iv)	Changes in tax payable provided used $0.1 million net cash outflow for the six months ended December 31, 2024. For the six months ended December 31, 2023, changes in tax payable provided net cash inflow of $1.7 million, which led to a $1.8 million decrease in net cash inflow from operating activities.

(v)	Changes in contract liabilities provided $1.0 million net cash inflow for the six months ended December 31, 2024. For the six months ended December 31, 2023, changes in contract liabilities used net cash outflow of $0.2 million, which led to a $1.2 million increase in net cash inflow from operating activities.

(vi)	Changes in non-cash items provided $4.4 million net cash inflow for the six months ended December 31, 2024. For the six months ended December 31, 2023, changes in non-cash items provided net cash inflow of $4.7 million, which led to a $0.3 million decrease in net cash inflow from operating activities.

Investing Activities

Net cash used in investing activities was $1.0 million for the six months ended December 31, 2024, primarily attributable to $2.1 million cash used for the purchase of property and equipment, $1.0 million cash used for loans extended to others, and $2.0 million proceeds received from loan repayments.

For the six months ended December 31, 2023, net cash used in investing activities was $3.9 million, primarily attributable to $2.9 million cash used for the purchase of property and equipment and $1.0 million used for loans extended to others.

Financing Activities

For the six months ended December 31, 2023, we had net cash provided by financing activities of $0.9 million, which was primarily attributable to the net effects of: (i) $1.0 million collected from related parties for the repayments of loans we previously advanced to them; (ii) $0.3 million used for expenses relating to the initial public offering; (iii) $0.1 million used to repay finance lease liabilities; and (iv) $0.3 million in capital contributions from stockholders.

For the six months ended December 31, 2024, we had net cash provided from financing activities of $7.7 million, which was primarily attributable to the net effects of: (i) $0.4 million repayment related parties; (ii) $8.1 million of net proceeds from the Pre-Paid Advance under the SEPA.

Commitments and Contractual Obligations

As of December 31, 2024, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through February 2025 to November 2034 with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised.

As of December 31, 2024, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2025	12,261,677	86,699
2026	28,442,219	129,332
2027	30,055,170	61,194
2028	31,108,699	5,866
2029 and beyond	56,070,308	-
Total minimum lease payment	157,938,073	283,091
Less: imputed interest	(42,743,595)	(30,150)
Total lease liabilities	115,194,478	252,941
Less: current potion	(25,021,785)	(117,500)
Non-current portion	90,172,693	135,441

Other than the above leases, we did not have significant commitments, long-term obligations, or guarantees as of December 31, 2024.

Off-balance Sheet Commitments and Arrangements

Other than three standby letters of credit with Eastwest Bank in the aggregate amount of $2,259,932, we did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2024, we still have unused credit of $2,259,932 with Eastwest Bank.

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

As of December 31, 2024 and June 30, 2024, the historical cost of property and equipment was $16,736,612 and $14,773,842, respectively.

We recorded depreciation expenses of $1,216,422 and $919,272 during the six months ended December 31, 2024 and 2023, respectively. Specifically, $1,108,175 and $786,466 of the depreciation expenses were recorded in costs of sales for the six months ended December 31, 2024 and 2023, respectively, $108,247 and $132,806 of the depreciation expenses were recorded in general and administrative expenses for the six months ended December 31, 2024 and 2023, respectively.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds raised from the initial public offering were $5,214,851, after deducting underwriting discounts and the offering expenses payable by us. As of the date of this Quarterly Report, we have fully spent the proceeds for working capital and other general corporate purposes in support of our current business.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	333-274667	3.1	September 22, 2023

3.2	Amendment to Articles of Incorporation of the Registrant, dated February 22, 2023, for correction of par value	S-1	333-274667	3.2	September 22, 2023

3.3	Bylaws	S-1	333-274667	3.3	September 22, 2023

4.1	Specimen Stock Certificate	S-1	333-274667	4.1	September 22, 2023

10.1	Standby Equity Purchase Agreement, dated as of November 25, 2024, by and between Armlogi Holding Corp. and YA II PN, LTD.	8-K	001-42099	10.1	November 26, 2024

10.2	First Tranche Convertible Promissory Note, dated November 25, 2024, in favor of YA II PN, LTD.	8-K	001-42099	10.2	November 26, 2024

10.3	Global Guaranty Agreement, dated November 25, 2024, by Armlogi Logistic Inc., Armlogi Truck Dispatching LLC, Andtech Trucking LLC, Amlogi Trucking LLC, Armlogi Group LLC, and Andtech Customs Broker LLC in favor of YA II PN, LTD.	8-K	001-42099	10.3	November 26, 2024

10.4	Registration Rights Agreement, dated November 25, 2024 by and between Armlogi Holding Corp. and YA II PN, LTD.	8-K	001-42099	10.4	November 26, 2024

10.5	Second Tranche Convertible Promissory Note, dated December 17, 2024, in favor of YA II PN, LTD.	8-K	001-42099	10.1	December 20, 2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 14, 2025

Armlogi Holding Corp.

By:	/s/ Aidy Chou
Aidy Chou
Chief Executive Officer