Form 10-Q
period 2025-03-31
Armlogi Holding Corp.
filed 2025-05-14
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 42,112,026 shares of common stock, par value $0.00001 per share, outstanding.

Armlogi Holding Corp.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

Contents

Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and June 30, 2024	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2025 and 2024 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4	Controls and Procedures	32

Part II	Other Information	33

Item 1	Legal Proceedings	33

Item 1A	Risk Factors	33

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3	Defaults Upon Senior Securities	33

Item 4	Mine Safety Disclosures	33

Item 5	Other Information	33

Item 6	Exhibits	33

Signatures		35

i

ARMLOGI HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2025 AND JUNE 30, 2024
(US$, except share data, or otherwise noted)

	March 31, 2025	June 30, 2024
	US$	US$
	Unaudited
Assets
Current assets
Cash	5,631,247	7,888,711
Accounts receivable and other receivable, net	26,843,491	25,465,044
Other current assets	2,222,012	1,624,611
Prepaid expenses	1,204,992	1,129,435
Loan receivables	3,845,402	1,877,131
Total current assets	39,747,144	37,984,932
Non-current assets
Restricted cash	3,779,572	2,061,673
Long-term loan receivables	—	2,908,636
Property and equipment, net	11,660,557	11,010,407
Intangible assets, net	66,002	92,708
Right-of-use assets – operating leases	122,126,701	111,955,448
Right-of-use assets – finance leases	201,012	309,496
Other non-current assets	459,555	711,556
Total assets	178,040,543	167,034,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	6,870,867	7,502,339
Contract liabilities	468,128	276,463
Income taxes payable	—	57,589
Due to related parties	—	350,209
Accrued payroll liabilities	687,530	405,250
Convertible notes	6,337,398	—
Operating lease liabilities – current	28,297,648	24,216,446
Finance lease liabilities – current	139,331	155,625
Total current liabilities	42,800,902	32,963,921
Non-current liabilities
Operating lease liabilities – non-current	104,986,058	93,126,092
Finance lease liabilities – non-current	77,042	169,683
Deferred income tax liabilities	-	1,536,455
Total liabilities	147,864,002	127,796,151

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 42,112,026 and 41,634,000 issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	421	416
Additional paid-in capital	16,468,859	15,468,864
Retained earnings	13,707,261	23,769,425
Total stockholders’ equity	30,176,541	39,238,705
Total liabilities and stockholders’ equity	178,040,543	167,034,856

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024
(US$, except share data, or otherwise noted)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	45,844,322	38,439,935	139,469,900	121,689,863
Costs of sales	45,566,202	35,115,736	142,315,578	105,461,383
Gross profit (loss)	278,120	3,324,199	(2,845,678)	16,228,480

Operating costs and expenses:
General and administrative	4,472,813	3,269,493	10,800,794	8,097,196
Total operating costs and expenses	4,472,813	3,269,493	10,800,794	8,097,196

Income (loss) from operations	(4,194,693)	54,706	(13,646,472)	8,131,284

Other (income) expenses:
Other income, net	(718,025)	(914,419)	(2,488,346)	(1,902,813)
Loss on disposal of assets	—	—	43,625	—
Finance costs	278,385	11,041	367,382	37,779
Total other (income) expenses	(439,640)	(903,378)	(2,077,339)	(1,865,034)

Income (loss) before provision for income taxes	(3,755,053)	958,084	(11,569,133)	9,996,318

Current income tax expense	—	200,612	—	2,079,038
Deferred income tax (recovery) expense	—	75,252	(1,506,969)	735,459
Total income tax (recovery) expenses	—	275,864	(1,506,969)	2,814,497
Net income (loss)	(3,755,053)	682,220	(10,062,164)	7,181,821
Total comprehensive income (loss)	(3,755,053)	682,220	(10,062,164)	7,181,821

Basic & diluted net (loss) earnings per share	(0.09)	0.02	(0.24)	0.18
Weighted average number of shares of common stock-basic and diluted	41,714,608	40,000,000	41,651,007	40,000,000

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings	Total equity
Nine Months Ended
Balance as of June 30, 2023	40,000,000	400	8,985,007	16,328,207	25,313,614
Net income	—	—	—	7,181,821	7,181,821
Contribution from stockholders	—	—	766,156	—	766,156
Balance as of March 31, 2024 (unaudited)	40,000,000	400	9,751,163	23,510,028	33,261,591

Three Months ended
Balance as of December 31, 2023 (unaudited)	40,000,000	400	9,550,007	22,827,808	32,378,215
Net income	—	—	—	682,220	682,220
Contribution from stockholders	—	—	201,156	—	201,156
Balance as of March 31, 2024 (unaudited)	40,000,000	400	9,751,163	23,510,028	33,261,591

Nine Months Ended
Balance as of June 30, 2024	41,634,000	416	15,468,864	23,769,425	39,238,705
Net loss	—	—	—	(10,062,164)	(10,062,164)
Shares issued pursuant to Standby Equity Purchase Agreement (SEPA)	434,879	4	749,996	—	750,000
Issuance of common stock for commitment fee	43,147	1	249,999	—	250,000
Balance as of March 31, 2025 (unaudited)	42,112,026	421	16,468,859	13,707,261	30,176,541

Three Months ended
Balance as of December 31, 2024 (unaudited)	41,677,147	417	15,718,863	17,462,314	33,181,594
Net loss	—	—	—	(3,755,053)	(3,755,053)
Shares issued pursuant to SEPA	434,879	4	749,996	—	750,000
Balance as of March 31, 2025 (unaudited)	42,112,026	421	16,468,859	13,707,261	30,176,541

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)
(US$, except share data, or otherwise noted)

	For The Nine Months Ended March 31, 2025	For The Nine Months Ended March 31, 2024
	US$	US$
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net (loss) income	(10,062,164)	7,181,821
Net loss from disposal of fixed assets	43,625	6,895
Depreciation of property and equipment and right-of-use financial assets	1,983,166	1,444,441
Amortization	26,706	26,488
Non-cash operating leases expense	5,833,789	3,450,304
Gain from settlement of commitment payable	(100,000)	—
Accretion of convertible note	344,925	—
Current estimated credit loss	228,363	(22,827)
Deferred income taxes	(1,536,455)	735,459
Interest income	(96,340)	(87,923)
Changes in working capital:
Accounts receivable and other receivables	(1,606,810)	(7,685,423)
Other current assets	(597,401)	(376,820)
Other non-current assets	252,001	—
Prepaid expenses	(75,557)	(425,146)
Accounts payable & accrued liabilities	(631,472)	(2,212,137)
Contract liabilities	191,665	(187,925)
Income tax payable	(57,589)	1,907,403
Accrued payroll liabilities	282,280	199,806
Net changes in derecognized ROU and operating lease liabilities	(63,874)	—
Net cash (used in) provided from operating activities	(5,641,142)	3,954,416

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,593,457)	(3,080,643)
Loan disbursement	(1,000,000)	(1,600,000)
Proceeds from repayment of loan receivables	2,036,705	—
Proceeds from sale of property and equipment	25,000	—
Net cash used in investing activities	(1,531,752)	(4,680,643)

Cash Flows from Financing Activities:
Proceeds received from related parties	—	1,000
Deferred issuance costs for initial public offering	—	(638,231)
Repayment to related parties	(350,209)	511,353
Net proceeds from SEPA	8,092,473	—
Repayment of commitment payable	(150,000)	—
Repayment of finance lease liabilities	(108,935)	(125,474)
Repayment of SEPA	(850,000)	—
Capital contributions from stockholders	—	466,156
Net cash provided by financing activities	6,633,329	214,804

Net decrease in cash and restricted cash	(539,565)	(511,423)
Cash and restricted cash, beginning of year	9,950,384	6,558,099
Cash and restricted cash, end of nine months periods	9,410,819	6,046,676

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equal the totals of the same amounts shown in the Consolidated Statements of Cash Flows:
Cash	5,631,247	3,985,003
Restricted cash – non-current	3,779,572	2,061,673
Total cash and restricted cash shown in the Consolidated Balance Sheet	9,410,819	6,046,676

Supplemental Disclosure of Cash Flows Information:
Cash paid for income tax	(87,074)	(171,635)
Cash paid for interest	22,457	—
Non-cash Transactions:
Right-of-use assets acquired in exchange for operating lease liabilities	28,685,914	81,927,507
Decrease in right-of-use assets due to remeasurement of lease terms	884,394	—
Shares issued to settle commitment fee	250,000	—
IPO expenses paid by stockholders	—	300,000
Shares issued pursuant to SEPA	750,000	—

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2024.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2025, and its results of operations and cash flows for the nine-month period then ended. Operating results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2025.

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

Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (‘U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. There were no critical accounting estimates affecting the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2025 and 2024.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Cash

Cash consists of petty cash on hand and cash held in banks, which is highly liquid and has original maturities of three months or less and is unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash represents the cash restricted for five standby letters of credit with Eastwest Bank as collateral for certain of the Company’s lease agreements. The terms of the letters of credit start from August 1, 2023, November 7, 2023, December 27, 2024, January 14, 2025, and March 20, 2025, respectively. The letters of credit are renewable on an annual basis until the termination thereof.

Certain risks and concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and restricted cash, receivables, loan receivables and other current assets. As of March 31, 2025 and June 30, 2024, substantially all of the Company’s cash and restricted cash were held in Eastwest Bank located in the U.S., which management considers to be of high credit quality.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, right-of-use assets (operating lease and finance lease) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the three and nine months ended March 31, 2025 and 2024.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services that are provided to the customer, including certain ancillary services, such as loading/unloading, freight insurance, and customs clearance, represent a single performance obligation, as these promises are not distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based on the departure date and the delivery date. Determination of the transit period and the percentage of completion of the shipment as of the reporting date will affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The change in contract liabilities is due to the timing of customer deposits for orders, offset by customer deposits recognized as revenue during the period. The Company expects to recognize revenue for any performance obligations within a twelve-month period and have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of one year or less.

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

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Revenue recognition (cont.)

A summary of the Company’s revenue disaggregated by major service lines is as follows:

	March 31, 2025	March 31, 2024
	US$	US$
Transportation services	93,102,755	84,664,603
Warehousing services	46,323,372	36,606,859
Other services	43,773	418,401
Total	139,469,900	121,689,863

Contract liabilities

Contract liabilities represent payments received from customers in excess of the revenue recognized. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting year. The Company classifies these customer deposits as short-term contract liabilities, as the Company expects to satisfy these obligations within its normal operating cycle, which is generally one year. For the nine months ended March 31, 2025 and 2024, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were US$276,463 and US$424,182, respectively.

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

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2025 and June 30, 2024.

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

Based on the guidance provided by ASC Topic 280, management has determined that the Company operates in one segment and consists of one reporting unit, given the similarities in economic characteristics between its operations and the common nature of its services and customers. All the Company’s business activities for the three and nine months ended March 31, 2025 and 2024 were conducted in the U.S.

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

The Company’s financial instruments include cash and restricted cash, accounts receivable and other receivables, loan receivables, long-term loan receivables, other current assets, accounts payable and accrued liabilities, income tax payable, due to related parties, accrued payroll liabilities, commitment fee payable, convertible notes and lease liabilities. The carrying amounts of cash and restricted cash, accounts receivable and other receivables, loan receivables, other current assets, accounts payable and accrued liabilities, due to related parties, accrued payroll liabilities, commitment fee payable, convertible notes, and short-term lease liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s long-term loan receivables and long-term lease liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring or non-recurring basis as of March 31, 2025 and June 30, 2024.

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

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Accounts Receivable and Other Receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	March 31, 2025	June 30, 2024
	US$	US$
Accounts receivable – third parties	27,066,667	24,239,599
Accounts receivable – a related party	1,990	1,067,729
Other receivables – third parties*	46,635	65,835
Other receivables – a related party*	275,820	499,063
Gross total	27,391,112	25,872,226
Less: allowance for credit loss	(547,621)	(407,182)
Total	26,843,491	25,465,044

*	The balance is comprised primarily of accounts receivable associated with service arrangements that are not within the scope of ASC 606.

The movement of allowance for credit loss for the nine months ended March 31, 2025 and the fiscal year ended June 30, 2024:

	March 31, 2025	June 30, 2024
	US$	US$
Balance as of beginning	407,182	666,531
Additional provision	228,363	94,694
Write-off	(87,924)	(354,043)
Ending balance	547,621	407,182

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2025	June 30, 2024
	US$	US$
Furniture and fixtures	10,414,191	9,845,383
Auto & Truck	2,827,605	2,080,830
Trailers & track chassis	1,793,811	1,161,811
Machinery & equipment	2,084,149	1,611,720
Leasehold improvement	139,542	74,098
Total	17,259,298	14,773,842
Less: Accumulated depreciation	(5,598,741)	(3,763,435)
Property and equipment, net	11,660,557	11,010,407

Depreciation expenses are recorded in costs of sales and general and administrative expenses. The Company recorded depreciation expenses of US$658,260 and US$525,167 during the three months ended March 31, 2025 and 2024, respectively. Specifically, US$609,189 and US$436,084 of the depreciation expenses were recorded in costs of sales for the three months ended March 31, 2025 and 2024, respectively. US$49,071 and US$89,083 of the depreciation expenses were recorded in general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively.

The Company recorded depreciation expenses of US$1,874,681 and US$1,313,684 during the nine months ended March 31, 2025 and 2024, respectively. Specifically, US$1,717,363 and US$1,091,795 of the depreciation expenses were recorded in costs of sales for the nine months ended March 31, 2025 and 2024, respectively, US$157,318 and US$221,889 of the depreciation expenses were recorded in general and administrative expenses for the nine months ended March 31, 2025 and 2024, respectively.

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2025	June 30, 2024
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated depreciation	(119,777)	(93,071)
Intangible assets, net	66,002	92,708

The Company recorded amortization of US$26,706 and US$26,488, which were included in costs of sales, for the nine months ended March 31, 2025 and 2024, respectively. The Company recorded amortization of US$8,829 and US$8,829, which were included in costs of sales, for the three months ended March 31, 2025 and 2024, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Loan Receivables

The Company’s loan receivables were consisted of the following:

i)	On July 10, 2023, the Company entered into a loan agreement with Pundarika LLC in the principal amount of US$1,000,000. The loan matured on August 31, 2024 and bore interest at a rate of 3.2% annually. The loan was fully repaid on August 30, 2024.

ii)	On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc.in the principal amount of US$600,000. The loan originally matured on January 24, 2025 and bears interest at a rate of 3.2% annually. The maturity date of the loan was extended to July 24, 2025 on April 18, 2025. The Company expects the loan to be repaid upon maturity.

iii)	On May 22, 2024, the Company entered into a loan agreement with MYJW LLC. in the principal amount of US$400,000. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

iv)	On May 28, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.5 million. As security for loan repayment, Pundarika LLC has pledged its inventory currently held in the Company’s warehouse as collateral. The value of the collateralized inventory is equivalent to the outstanding loan amount, ensuring a 1:1 collateral coverage ratio. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity. A partial payment of US$1 million was repaid by Pundarika LLC on November 14, 2024.

v)	On June 6, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.0 million. As security for loan repayment, Pundarika LLC has pledged its inventory currently held in the Company’s warehouse as collateral. The value of the collateralized inventory is equivalent to the outstanding loan amount, ensuring a 1:1 collateral coverage ratio. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

vi)	On June 13, 2024, the Company entered into a loan agreement with Bacalar Enterprise Freight Inc. in the principal amount of US$250,000. The loan matures on June 13, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

vii)	On August 29, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.0 million. As security for loan repayment, Pundarika LLC has pledged its inventory currently held in the Company’s warehouse as collateral. The value of the collateralized inventory is equivalent to the outstanding loan amount, ensuring a 1:1 collateral coverage ratio. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

As of March 31, 2025, the Company recorded a loan receivable balance of US$3,845,402, including accrued interest income of US$95,402.

As of June 30, 2024, the Company recorded a loan receivable balance of US$1,877,131 and long-term loan receivable of US$2,908,636, including accrued interest income of US$35,767.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases

As of March 31, 2025, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates from September 2025 through November 2034 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised. The Company had certain sublease contracts and recognized US$1,093,104 and US$2,133,436 lease income, recorded in other income, during the nine months ended March 31, 2025 and 2024, respectively.

During the nine months ended March 31, 2025, the Company recognized additional operating lease liabilities of US$28,685,914, as a result of entering into a new operating lease agreement. The ROU assets were recognized at the discount rate range from 9.50% to 10.00%, resulting in US$28,685,914 on the commencement dates.

During the nine months ended March 31, 2025, the Company terminated certain operating lease agreements prior to the original expiration dates. As a result, the ROU assets and lease liabilities were derecognized of US$1,861,834 and US$1,925,708, respectively.

The components of lease expenses were as follows:

	March 31, 2025	March 31, 2024
	US$	US$
Operating:
Operating lease expenses	25,279,522	19,011,330

Financing:
Accretion	22,457	37,779
Amortization – included in costs of sales	108,483	130,757
Total	130,940	168,536

Cash paid for amounts included in the measurement of liabilities:

Operating cash flows from operating leases	19,181,671	15,561,025
Financing cash flows from finance leases	108,935	125,474
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	28,685,914	81,927,507
Finance leases	-	-

The Company recorded operating lease expenses of US$9,421,215 and US$7,892,313 in the three months ended March 31, 2025 and 2024, respectively. Specifically, US$8,337,256 and US$7,282,718 of operating lease expenses were recorded in costs of sales for the three months ended March 31, 2025 and 2024, respectively. US$1,083,959 and US$85,838 of operating lease expenses were recorded in general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. Nil and US$523,757 of operating lease expenses were recorded in other expenses for the three months ended March 31, 2025 and 2024, respectively.

The Company recorded operating lease expenses of US$25,279,522 and US$19,011,330 during the nine months ended March 31, 2025 and 2024, respectively. Specifically, US$23,539,448 and US$16,527,288 operating lease expenses were recorded in costs of sales for the nine months ended March 31, 2025 and 2024, respectively. US$1,343,420 and US$1, 087,471 of operating lease expenses were recorded in general and administrative expenses for the nine months ended March 31, 2025 and 2024, respectively. US$396,654 and US$1,396,571 of operating lease expenses were recorded in other expenses for the nine months ended March 31, 2025 and 2024, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases (cont.)

As of March 31, 2025, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2025	7,456,884	43,019
2026	34,828,940	129,332
2027	36,840,342	61,194
2028	38,139,011	5,866
2029 and beyond	62,143,619	—
Total minimum lease payment	179,408,796	239,411
Less: imputed interest	(46,125,090)	(23,038)
Total lease liabilities	133,283,706	216,373
Less: current potion	(28,297,648)	(139,331)
Non-current portion	104,986,058	77,042

Weighted average remaining lease term:

Operating leases	5.35 years
Finance leases	1.73 years

Weighted average discount rate:

Operating leases	10.24%
Finance leases	11.25%

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2025	June 30, 2024
	US$	US$
Accounts payable	6,261,432	6,003,542
Credit card Payable	556,531	1,446,549
Other liabilities	52,904	52,248
Total	6,870,867	7,502,339

Other liabilities as of March 31, 2025 and June 30, 2024 mainly consisted of tenant’s deposit.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Convertible notes

SEPA and Modification Agreement

On November 25, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $50.0 million (the “Commitment Amount”) of the Company’s common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, the Investor agreed to advance to the Company pursuant to certain convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $21.0 million (the “Pre-Paid Advance”), subject to a 10% original issue discount, to be disbursed to the Company in three tranches:

●	The first Pre-Paid Advance was disbursed on November 25, 2024, in the amount of $5.0 million and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The second Pre-Paid Advance was disbursed on December 17, 2024, in the amount of $5.0 million and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The third Pre-Paid Advance, originally expected to be advanced in the principal amount of $11.0 million on the second trading day after the initial Registration Statement (as defined in the SEPA) first became effective, is no longer expected to be disbursed, since the initial Registration Statement did not become effective within 75 calendar days of the date of the registration rights agreement entered into between the Company and the Investor in connection with the SEPA, which was a condition precedent to such advance.

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

The Company agreed to pay a commitment fee of $500,000, representing 1% of the Commitment Amount (the “Commitment Fee”). The Commitment Fee was to be satisfied as follows: (a) Initial Payment: One-half of the Commitment Fee, amounting to $250,000, was paid on December 13, 2024, through the issuance of 43,147 shares of common stock to the Investor. The number of shares of common stock was determined by dividing one-half of the Commitment Fee by the average of the daily volume-weighted average price (“VWAP”) of the Company’s common shares during the three trading days immediately preceding November 25, 2024. The remaining one-half of the Commitment Fee, amounting to $250,000 (the “Deferred Fee”) was initially expected to be paid on the three-month anniversary of the date of the SEPA, either in cash or, at the Company’s election, by way of a Pre-paid Advance. Pursuant to a modification agreement (the “Modification Agreement”) entered into by and between the Company and the Investor, the Company agreed to pay to the Investor a reduced amount of $150,000 in cash on March 24, 2025, and the Investor agreed to accept such reduced amount in full satisfaction of the Deferred Fee.

Pursuant to the Modification Agreement, the Company also agreed to make, cash payments on the dates and in the minimum amounts under the promissory notes in the aggregate, as set forth below. The Company may, at its option, make cash payments in excess of the minimum amounts set forth below. Such payments shall be applied to the reduction of the original principal amount of the convertible promissory note dated November 25, 2025 first.

Date	Minimum Payment
March 24, 2025 (paid)	$850,000
During the week of March 31, 2025 (paid)	$200,000
During the week of April 7, 2025 (paid)	$200,000
During the week of April 14, 2025 (paid)	$200,000
During the week of April 21, 2025 (paid)	$200,000
During the week of April 28, 2025 (paid)	$200,000
During the week of May 5, 2025 (paid)	$200,000
During the week of May 12, 2025	$200,000
During the week of May 19, 2025	$200,000

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Convertible notes (cont.)

As of March 31, 2025, the Company had paid the minimum payment of $850,000 and the remaining commitment fee payable of $250,000, resulting in a gain in settlement amounting to $100,000.

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

Investor Notice

If the Investor requests a sale from the Company by the delivery of an Investor Notice to the Company, the purchase price, as of any conversion date or other date of determination, will be the lower of (i) $7.5937 per share of common stock, or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Price”), which Variable Price shall not be lower than the floor price ($1.1880) (the “Floor Price”) then in effect.

In March 2025, the Company issued 434,879 shares of common stock, par value of US$0.00001 per share, at a price of US$1.73 per share, for an aggregate amount of US$750,000, representing the conversion of the SEPA loan for Investor Notices pursuant to the SEPA.

Repayments of Convertible Notes

Interest accrues on the outstanding principal balance of the Convertible Notes at an annual rate equal to 0% (“Interest Rate”), which Interest Rate shall increase to an annual rate of 18% upon the occurrence of an event of default (for so long as such event remains uncured).

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

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Convertible notes (cont.)

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

Pursuant to the Modification Agreement, the Company acknowledged, and agreed that an event described in Section 1(c) of the Convertible Notes had occurred (the “Floor Price Event”) and was continuing pursuant to the Convertible Notes, because the VWAP was less than the Floor Price for five consecutive Trading Days. The Company acknowledged and agreed that the Floor Price Event constituted an Amortization Event under the Convertible Notes which thereupon required the Company to make monthly cash payments in accordance with Section 1(c) of the Convertible Notes. The Company also agreed to make, cash payments on the dates and in the minimum amounts under the promissory notes in the aggregate, as set forth in the table referenced above under the “SEPA and Modification Agreement” section. The Company may, at its option, make cash payments in excess of the specified minimum amounts. Such payments shall be applied to the reduction of the original principal amount of the convertible promissory note dated November 25, 2025 first.

As of March 31, 2025, the Company had paid the minimum payment of $850,000 as a result of the above-mentioned amortization event.

The Convertible Notes are accounted for as a single liability measured at amortized costs. The original issue discount and all the transaction costs related to issuance of the convertible notes are capitalized to the carrying amount of the convertible notes and presented as a direct deduction from the debt liability. The discount and transaction costs are amortized into expenses based on the effective interest rate method. The effective interest rate related to the convertible notes is 19.95%.

10. Other Income (Expenses)

Other income and expenses consisted of the following:

	March 31, 2025	March 31, 2024
	US$	US$
Rental income	1,093,104	2,133,436
Rental expense	(408,098)	(1,403,129)
Interest income	114,410	44,106
Credit card rebate income	713,577	537,941
Gain on lease settlement and modification	209,800	—
Other income	765,553	590,459
Total	2,488,346	1,902,813

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, 42,112,026 and 41,634,000 shares were issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.

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

On December 13, 2024, the Company issued 43,147 shares of common stock, par value of US$0.00001 per share, for a price of US$5.79 per share, for an aggregate amount of US$250,000 as 50% of the commitment fee to an investor.

In March 2025, the Company issued 434,879 shares of common stock, par value of US$0.00001 per share, at a price of US$1.73 per share, for an aggregate amount of US$750,000, for Investor Notices pursuant to the SEPA.

12. Earnings per Share

Basic and diluted net earnings per share for the nine months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
	US$	US$
Numerator:
Net income (loss) attributable to stockholders – basic and diluted	(10,062,164)	7,181,821

Denominator:
Weighted average number of shares of common stock outstanding – basic	41,651,007	40,000,000
(Loss) Earnings per share attributable to stockholders – basic	(0.24)	0.18
Weighted average number of shares of common stock outstanding – diluted	41,651,007	40,000,000
(Loss) Earnings per share attributable to stockholders – diluted	(0.24)	0.18

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period. For the three and nine months ended March 31, 2025, the computation of diluted loss per share does not assume the impacts from the exercise of the Company’s outstanding unexercised warrants and the convertible debt, due to its loss position for the three months and nine months ended March 31, 2025.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Commitments and Contingencies

Other commitments

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of US$3,779,572 (see Note 2) and the operating and finance leases (See Note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of March 31, 2025 and June 30, 2024.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations taken as a whole. As of March 31, 2025 and 2024, the Company was not a party to any material legal or administrative proceedings.

14. Related Party Transactions and Balances

Related Parties

Name of related parties	Relationship with the Company
Jacky Chen	Former CEO of the Company’s significant operating subsidiary, Armstrong Logistic Inc. (from January 1, 2021 to December 31, 2021)
Aidy Chou	Founder, CEO, and substantial stockholder
Tong Wu	Founder, Secretary, Treasurer, director, and substantial stockholder
DNA Motor Inc.	A company wholly-owned by Jacky Chen
Junchu Inc.	A company wholly-owned by Tong Wu

Related party transactions

The Company had the following related party transactions:

(i)	During the nine months ended March 31, 2025, the Company’s related parties, Jacky Chen, Aidy Chou and Tong Wu, together advanced nil (2024: US$1,000) to support the Company’s working capital needs.

(ii)	DNA Motor Inc. (“DNA”), the landlord of five of the Company’s operating leases, is owned by Jacky Chen. During the nine months ended March 31, 2025, for these operating leases, US$283,339 (2024: US$302,537) lease expense was recorded in general and administrative expenses, US$8,815,346 (2024: US$8,724,422) was recorded in costs of sales and US$422,521 (2024: US$829,563) was recorded in other expenses. The aggregate lease liability associated with these operating leases as of March 31, 2025 and June 30, 2024 was US$25,827,810 and US$34,714,898, respectively.

(iii)	During the nine months ended March 31, 2025, the Company generated revenue of US$553 (2024: US$1,362,898) for providing freight services to DNA. During the nine months ended March 31, 2025, the Company generated revenue of US$884,700 (2024: nil) for providing warehousing services to DNA. During the nine months ended March 31, 2025, the Company paid expenses in the total amount of US$470,912 (2024: US$3,030,583) on behalf of DNA.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Related Party Transactions and Balances (cont.)

Related party transactions (cont.)

(v)	During the nine months ended March 31, 2025, the Company incurred cost of sales of US$1,603,146 (2024: US$52,000) for services and other expenses provided by DNA.

(vi)	On January 22, 2024, the Company entered into a loan agreement with Tong Wu in the principal amount of US$700,000. The loan matured on January 24, 2025, bearing interest at an annual rate of 3.2%. On March 6, 2024, the loan was repaid by Tong Wu in full, including the principal and interest expense of US$2,700.

Due to related party balance

The Company’s balances due to related parties as of March 31, 2025 and June 30, 2024 were as follows:

	March 31, 2025	June 30, 2024
	US$	US$
Tong Wu	—	181,971
Jacky Chen	—	168,238
Total	—	350,209

The due to related party balances as of March 31, 2025 and June 2024 are unsecured, interest-free, and are due on demand.

15. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2025, through the date the consolidated financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited interim condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Item 1A. Risk Factors” included in our annual report on Form 10-K (File No. 001-42099) (the “Annual Report”), which was filed with the SEC on September 26, 2024.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report

Overview

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate ten warehouses across the country, with an aggregate gross floor area of approximately 3,925,020 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of March 31, 2025 and June 30, 2024 and 2023, we had an active customer base of 395, 105, and 83, respectively, for our warehousing and logistics services.

For the nine months ended March 31, 2025 and 2024, we had total revenue of $139.5 million and $121.7 million, and net loss of $10.1 million and net income of $7.2 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant portion of our revenue from customers based in China. During the nine months ended March 31, 2025 and 2024, we generated approximately 87.0% and 94.2% of our revenue from PRC-based customers, respectively.

Results of Operations

The following table outlines our consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024:

	For Three Months Ended March 31, 2025	For Three Months Ended March 31, 2024	For Nine Months Ended March 31, 2025	For Nine Months Ended March 31, 2024
	US$	US$	US$	US$
Revenue	45,844,322	38,439,935	139,469,900	121,689,863
Costs of sales	45,566,202	35,115,736	142,315,578	105,461,383
Gross profit	278,120	3,324,199	(2,845,678)	16,228,480

Operating costs and expenses:
General and administrative	4,472,813	3,269,493	10,800,794	8,097,196
Total operating costs and expenses	4,472,813	3,269,493	10,800,794	8,097,196

Income (loss) from operations	(4,194,693)	54,706	(13,646,472)	8,131,284

Other (income) expenses:
Other income, net	(718,025)	(914,419)	(2,488,346)	(1,902,813)
Loss on disposal of assets	—	—	43,625	—
Finance costs	278,385	11,041	367,382	37,779
Total other (income) expenses	(439,640)	(903,378)	(2,077,339)	(1,865,034)

Income (loss) before provision for income taxes	(3,755,053)	958,084	(11,569,133)	9,996,318

Current income tax expense	—	200,612	—	2,079,038
Deferred income tax expense (recovery)	—	75,252	(1,506,969)	735,459
Total income tax expenses	—	275,864	(1,506,969)	2,814,497
Net income (loss)	(3,755,053)	682,220	(10,062,164)	7,181,821
Total comprehensive income (loss)	(3,755,053)	682,220	(10,062,164)	7,181,821

Basic & diluted net earnings per share	(0.09)	0.02	(0.24)	0.18
Weighted average number of shares of common stock-basic and diluted	41,714,608	40,000,000	41,651,007	40,000,000

Revenue, costs of sales, and gross profit margin

The following table sets forth our revenue for the three and nine months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
	US$	US$	US$	US$
Revenue	45,844,322	38,439,935	139,469,900	121,689,863
Costs of sales	45,566,202	35,115,736	142,315,578	105,461,383
Gross profit (loss)	278,120	3,324,199	(2,845,678)	16,228,480
Gross profit (loss) margin %	0.6%	8.6%	-2.0%	13.3%

The following table outlines the compositions of our revenue streams:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
	US$	US$	US$	US$
Transportation services	28,484,930	25,024,889	93,102,756	84,664,603
Warehousing services	17,345,315	13,372,014	46,323,371	36,606,859
Other services	14,077	43,032	43,773	418,401
Total	45,844,322	38,439,935	139,469,900	121,689,863

Three Months Ended March 31, 2025 and 2024

Our revenue increased by $7.4 million, or 19.3%, to $45.8 million during the three months ended March 31, 2025, compared to $38.4 million for the same period in 2024. The increase was due to the following factors:

1)	Revenue from our transportation services increased by $3.5 million, or 13.8%, due to the addition of new warehouse locations, which has enabled an increase in shipment volume compared to the same period in 2024.

2)	Revenue from our warehousing services increased by $4.0 million, or 29.7%, driven by the addition of new warehouses acquired in the last fiscal quarter.

3)	Revenue from other services decreased by $0.03 million, or 67.3%. Other revenue mainly consisted of revenue from our customs brokerage services.

Our costs of sales mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of sales increased by $10.5 million, or 30.0%, during the three months ended March 31, 2025, compared with the same period in 2024. The increase was driven by two main factors. First, there was a rise in freight expenses due to higher UPS shipping charges. Second, lease expenses, employee salary and benefits, and temporary labor costs increased as we expanded our warehouse and operations team to support growth.

Nine Months Ended March 31, 2025 and 2024

Our revenue increased by $17.8 million, or 14.6%, to $139.5 million during the nine months ended March 31, 2025, compared to $121.7 million for the same period in 2024. The increase was due to the following factors:

1)	Revenue from our transportation services increased by $8.4 million, or 10%, due to due to the addition of new warehouse locations, which has enabled an increase in shipment volume compared to the same period in the 2024.

2)	Revenue from our warehousing services increased by $9.7 million, or 26.5%, driven by the addition of new warehouses acquired in the last fiscal quarter.

3)	Revenue from other services decreased by $0.4 million, or 89.5%. Other revenue mainly consisted of revenue from our customs brokerage services.

Our costs of sales mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of sales increased by $36.9 million, or 35.0%, during the nine months ended March 31, 2025, compared with the same period in 2024. The increase was driven by two main factors. First, there was a rise in freight expenses due to higher UPS shipping charges. Second, lease expenses, employee salary and benefits, and temporary labor costs increased as we expanded our warehouse and operations team to support growth.

The following table sets forth a breakdown of our costs of sales for the three months and nine months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
	US$	US$	US$	US$
Amortization	8,829	8,829	26,706	26,488
Depreciation	643,624	436,084	1,825,847	1,222,550
Lease expenses	10,408,649	7,633,143	28,458,977	20,837,098
Freight expenses	22,358,929	19,872,642	76,780,873	62,766,326
Port handling and customs fees	20,475	51,347	362,363	370,438
Salary and benefits	2,851,067	2,095,115	7,925,540	5,556,288
Temporary labor expenses	6,002,564	3,118,921	17,953,689	9,399,535
Warehouse expenses	2,516,595	1,767,328	6,815,924	4,235,306
Utilities	249,637	102,494	724,735	362,468
Other expenses	505,833	29,833	1,440,924	684,886
Total	45,566,202	35,115,736	142,315,578	105,461,383

Three Months Ended March 31, 2025 and 2024

Our freight expenses, lease expenses (primarily warehouse operating lease expenses), temporary labor, salary benefits, and warehouse expenses increased significantly by $2.5 million, $2.8 million, $2.9 million, $0.8 million, and $0.7 million, respectively, during the three months ended March 31, 2025, compared to the same period in 2024. The increases in lease expenses were due to the additional operating leases acquired in the last and current fiscal quarter. The increases in freight expenses were due to the increase in UPS expenses. The increases in salary and benefits were due to the expansion of the warehouse operations.

Our overall gross profit margin decreased from 8.6% for the three months ended March 31, 2024 to 0.6% for the same period in 2025, primarily due to the increase in lease expenses, temporary labor expense for new warehouses, and UPS expenses.

Nine Months Ended March 31, 2025 and 2024

Our freight expenses, lease expenses (primarily warehouse operating lease expenses), temporary labor expenses, salary and benefits, and warehouse expenses increased significantly by $14.0 million, $7.6 million, $8.6 million, $2.4 million and $2.6 million, respectively, during the nine months ended March 31, 2025 compared to the same period in 2024. The increases in lease expenses were due to the additional operating leases acquired in the last and current fiscal quarter. The increases in freight expenses were due to the increase in UPS expense. The increases in temporary labor expenses, warehouse expenses, and salary and benefits were due to the expansion of the warehouse operations.

Our overall gross profit (loss) margin decreased from 13.3% for the for the nine months ended March 31, 2025 to (2.0%) for the same period in 2025, primarily due to the increase in lease expenses, temporary labor expense for new warehouses, and UPS expenses.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the three and nine months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
	US$	US$	US$	US$
Bank charges	37,230	2,347	90,347	51,890
Amortization	49,071	89,083	157,318	221,889
Office expenses	547,861	470,490	2,201,554	1,846,669
Professional fees	980,224	103,849	2,214,192	217,412
Rental expenses	1,267,649	1,056,224	1,486,673	1,258,030
Repairs and maintenance	215,279	383,941	637,028	816,717
Salary and benefits	1,008,032	950,441	3,010,275	3,190,431
Sundries	198,708	121,136	303,034	157,596
Tax and licenses	40,198	21,216	180,058	123,084
Vehicle expenses	32,010	47,209	95,255	145,697
Other expenses	96,551	21,821	196,697	90,608
Credit loss expenses (recovery)	-	1,736	228,363	(22,827)
Total	4,472,813	3,269,493	10,800,794	8,097,196

Three Months Ended March 31, 2025 and 2024

Our general and administrative expenses increased by $1.2 million, or 36.8%, from $3.3 million for the three months ended March 31, 2025 to $4.5 million for the same period in 2025. The increase was mainly due to the following factor:

1)	Professional fees increased by $0.9 million, or 843.9%, mainly due to fees for the consulting services of two investment financial advisors.

Nine Months Ended March 31, 2025 and 2024

Our general and administrative expenses increased by $2.7 million, or 33%, from $8.1 million for the nine months ended March 31, 2025 to $10.8 million for the same period in 2025. The increase was mainly due to the following factors:

1)	Office expenses increased by $0.4 million, or 19%, mainly due to an increase in general insurance associated with the rapid expansion of our business.

2)	Professional fees increased by $2.0 million, or 918%, mainly due to the fees for the consulting services of two investment financial advisors and audit fees.

Income Tax

Our income tax expense decreased by $0.3 million for the three months ended March 31, 2025, compared to the same period in 2024, mainly due to the decrease in profit before tax by $4.4 million during the three months ended March 31, 2025.

Our income tax expense decreased by $4.3 million for the nine months ended March 31, 2025, compared to the same period in 2024, mainly due to the decrease in profit before tax by $21.3 million during the nine months ended March 31, 2025.

Net income (loss)

As a result of the foregoing, our net (loss) income for the three months ended March 31, 2025 was $(3.8) million, compared with the net income of $0.7 million for the same period in 2024, representing a decrease by $4.4 million.

Our net (loss) income for the nine months ended March 31, 2025 was $(10.1) million, compared with the net income of $7.2 million for the same period in 2024, representing a decrease by $17.3 million.

Liquidity and Capital Resources

In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this Quarterly Report, we have financed our operations primarily through cash generated by operating activities and proceeds from the Convertible Note. As of March 31, 2025 and June 30, 2024, we had cash and restricted cash of $9.4 million and $10.0 million, respectively, which primarily consisted of cash deposited in banks.

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

Cash Flows for the Nine Months Ended March 31, 2025 and 2024

	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
	US$	US$
Net cash (used in) provided by operating activities	(5,641,142)	3,954,416
Net cash used in investing activities	(1,531,752)	(4,680,643)
Net cash provided by financing activities	6,633,329	214,804
Net increase (decrease) in cash and restricted cash	(539,565)	(511,423)
Cash and restricted cash at beginning of nine months period	9,950,384	6,558,099
Cash and restricted cash at end of nine months period	9,410,819	6,046,676

We had a balance of cash and restricted cash of $9.4 million as of March 31, 2025, compared with a balance of $10.0 million as of June 30, 2024. During the nine months ended March 31, 2025, changes in our cashflow were mainly due to the following activities:

Operating Activities

Net cash used in operating activities was $5.6 million for the nine months ended March 31, 2025, compared to net cash provided by operating activities of $4.0 million for the same period in 2024, representing a $9.6 million decrease in the net cash inflow provided by operating activities. The decrease was primarily due to the following:

(i)	We had net loss of $10.1 million for the nine months ended March 31, 2025. For the nine months ended March 31, 2024, we had net income of $7.2 million, which led to a $17.3 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables were $1.6 million cash outflow for the nine months ended March 31, 2025. For the nine months ended March 31, 2024, changes in accounts receivable and other receivables were $7.7 million cash outflow, which led to a $6.1 million decrease in net cash outflow from operating activities.

(iii)	Changes in accounts payable and accrued liabilities used $0.6 million net cash outflow for the nine months ended March 31, 2025. For the nine months ended March 31, 2024, changes in accounts payable and accrued liabilities provided net cash outflow of $2.2 million, which led to a $1.6 million decrease in net cash outflow from operating activities.

(iv)	Changes in tax payable provided used $0.1 million net cash outflow for the nine months ended March 31, 2025. For the nine months ended March 31, 2024, changes in tax payable provided net cash inflow of $1.9 million, which led to a $2.0 million decrease in net cash inflow from operating activities.

(v)	Changes in non-cash items provided $6.7 million net cash inflow for the nine months ended March 31, 2025. For the nine months ended March 31, 2024, changes in non-cash items provided net cash inflow of $5.6 million, which led to a $1.2 million increase in net cash inflow from operating activities.

Investing Activities

Net cash used in investing activities was $1.5 million for the nine months ended March 31, 2025, primarily attributable to $2.6 million cash used for the purchase of property and equipment, $1.0 million cash used for loans extended to others, and $2.0 million proceeds received from loan repayments.

For the nine months ended March 31, 2024, net cash used in investing activities was $4.7 million, primarily attributable to $3.1 million cash used for the purchase of property and equipment and $1.6 million used for loans extended to others.

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

For the nine months ended March 31, 2025, we had net cash provided from financing activities of $6.6 million, which was primarily attributable to the net effects of: (i) $0.4 million repayment to related parties; (ii) $8.1 million of net proceeds from the Pre-Paid Advance under the SEPA, (iii) $0.9 million repayment of SEPA, (iv) $0.1 million repayment of finance lease liabilities, and (v) $0.2 million repayment of commitment fee payable.

Commitments and Contractual Obligations

As of March 31, 2025, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through September 2025 to November 2034 with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised.

As of March 31, 2025, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2025	7,456,884	43,019
2026	34,828,940	129,332
2027	36,840,342	61,194
2028	38,139,011	5,866
2029 and beyond	62,143,619	—
Total minimum lease payment	179,408,796	239,411
Less: imputed interest	(46,125,090)	(23,038)
Total lease liabilities	133,283,706	216,373
Less: current potion	(28,297,648)	(139,331)
Non-current portion	104,986,058	77,042

Other than the above leases, we did not have significant commitments, long-term obligations, or guarantees as of March 31, 2025.

Off-balance Sheet Commitments and Arrangements

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of $3,779,572, we did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2025, we still have unused credit of $3,779,572 with Eastwest Bank.

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

As of March 31, 2025 and June 30, 2024, the historical cost of property and equipment was $17,259,298 and $14,773,842, respectively.

We recorded depreciation expenses of $1,874,681 and $1,313,684 during nine months ended March 31, 2025 and 2024, respectively. Specifically, $1,717,363 and $1,091,795 of the depreciation expenses were recorded in costs of sales for the nine months ended March 31, 2025 and 2024, respectively, $157,318 and $221,889 of the depreciation expenses were recorded in general and administrative expenses for the nine months ended March 31, 2025 and 2024, respectively.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	333-274667	3.1	September 22, 2023

3.2	Amendment to Articles of Incorporation of the Registrant, dated February 22, 2023, for correction of par value	S-1	333-274667	3.2	September 22, 2023

3.3	Bylaws	S-1	333-274667	3.3	September 22, 2023

4.1	Specimen Stock Certificate	S-1	333-274667	4.1	September 22, 2023

10.1	Modification Agreement, dated March 21, 2025, by and between the Company and YA II PN, LTD	8-K	001-42099	10.1	March 24, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2025

Armlogi Holding Corp.

By:	/s/ Aidy Chou
Aidy Chou
Chief Executive Officer