Form 10-K
period 2025-06-30
Armlogi Holding Corp.
filed 2025-09-25
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Walnut, California 91789

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

The aggregate market value of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates of the registrant, as computed by reference to the December 31, 2024 closing price reported by Nasdaq, was approximately $41,677,147.

The number of the registrant’s shares of common stock, $0.00001 par value per share, outstanding on September 25, 2025 was 45,442,479.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate ten warehouses across the country, with an aggregate gross floor area of approximately 3,905,020 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of June 30, 2025 and 2024, we had an active base of 505 and 105 customers, respectively, for our warehousing and logistics services.

We have experienced rapid growth since our inception. For the fiscal years ended June 30, 2025 and 2024, we had total revenue of $190.4 million and $167.0 million, respectively, and net loss of $15.3 million and net income of $7.4 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant part of our revenue from customers based in China. During the fiscal years ended June 30, 2025 and 2024, we generated approximately 84% and 96% of our revenue from PRC-based customers, respectively.

Our Competitive Strengths

We believe the following competitive strengths are essential for our success and differentiate us from our competitors:

Quality Warehousing and Logistics Services that Meet ISO 9001 Standards

We provide our customers with quality warehousing and logistics services with high inventory accuracy and 24/7 customer support, which are especially suitable for the e-commerce of bulky items. Our operations span across the West Coast, Midwest, and East Coast of the U.S., with a total of ten warehouses under management, including one of the only 23 eBay-certified third-party warehouses in the country. Specifically, certain items, such as furniture or large home appliances, require special logistics facilities for storage, fulfillment, and shipping because of their size and weight. As a result, traditional warehousing and logistics service providers may find it difficult to offer integrated one-stop solutions. The ten warehouses we operate not only provide large storage space, but are also equipped with forklifts, pallets, and trays for processing bulky items. In addition, inventory accuracy is a metric that measures the difference between our records of warehouse stock and actual stock. Inventory accuracy is critical for preventing stockouts, shortages, shrinkage, controlling inventory quality, and maintaining a positive customer experience. In this regard, our operations achieved an average of 99.64% inventory accuracy during the fiscal year ended June 30, 2025. Moreover, our customer service team provides full support to our customers’ business throughout the entire process, from recommendations on e-commerce infrastructure to sharing experience in security and compliance practices and to optimizing warehousing and logistics costs for our customers. Leveraging our expertise in the warehousing and logistics industry as well as our 24/7 online customer support in over 30 languages, we are also able to respond quickly to special circumstances.

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

Reasonable Service Fees and Delivery Fees due to the Large Volume of Goods We Process

Considering the large volume of merchandise we process, we are able to offer relatively inexpensive service fees and affordable delivery fees. We rely on third-party logistics providers, such as FedEx and United Parcel Service, Inc. (“UPS”), for end-to-end delivery, as we do not have our own in-house delivery team or vehicles. Despite this, we offer transportation rates based on a long-term agreement between our ten warehouses and third-party logistics service providers. The volume of packages we send often entitles us to large discounts from third-party logistics providers. As a result, we have been able to provide our customers with stable and reasonable transportation rates. Additionally, we are able to overcome the surge charges for oversized items and peak season fees by leveraging our logistics management tools to achieve lower freight charges. As such, we believe our service fees are reasonable and affordable.

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

Our Growth Strategies

We intend to develop our business and strengthen brand loyalty by implementing the following strategies:

Expand and Diversify Our Customer Base and Geographic Coverage

We are dedicated to growing and diversifying our existing customer base. For the fiscal years ended June 30, 2025 and 2024, we had 505 and 105 customers, respectively, with 86% and 59% of them based in mainland China. We are looking to continue to grow our customer base in China and also expand into Southeast Asia including Vietnam, Thailand, Indonesia, and the Philippines, and Mexico. Moreover, our success is largely based on our warehouse management capabilities enabled by our warehousing network, which covers the West Coast, Midwest, and East Coast of the United States. As of the date of this annual report, we operate ten warehouses in the U.S., and plan to continue expanding our geographic footprint in key markets. We plan to build out additional infrastructure in key markets in the U.S., including California, Georgia, Tennessee, Florida, Illinois, and Arizona. A variety of funding sources could be utilized to lease additional warehouse space, including cash reserves, loans from financial institutions, and investor fundraising. Before choosing the right funding source, we will carefully consider our financial position, creditworthiness, and other factors. A complex process of leasing additional warehouse space requires careful planning and execution, involving the identification of suitable locations, negotiation of lease terms, and logistics management for moving equipment and inventory. In addition, the recruitment and training of personnel for the new warehouses may also be challenging. All of these endeavors involve risks and will require significant management, financial, and human resources. We cannot assure you that we will be able to effectively manage our growth or to implement our strategies successfully.

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

On May 15, 2024, we closed our IPO of 1,600,000 shares of common stock at a price of $5.00 per share. In connection with the IPO, the shares of common stock began trading on the Nasdaq Global Market under the symbol “BTOC” on May 14, 2024.

Our Business Model

We provide our customers, comprising both international cross-border e-commerce merchants (primarily from the PRC) and domestic customers, with a package of warehousing and logistics services to select from, including (i) facilitating overseas transportation of goods to the U.S.; (ii) customs brokerage services; (iii) transportation of goods to U.S. warehouses; and (iv) warehouse management and order fulfillment services. While our one-stop warehousing and logistics services cover a broad range of offerings, we recognize revenue from the following three sources for accounting purposes:

●	Transportation Services. We generate our transportation service revenue by purchasing transportation services from third-party carriers and reselling those services to our customers. We receive service fees, typically ranging from $5 to $75 for each service, depending on various factors, such as the load type, weight, volume, and delivery distance.

●	Warehousing Services. Our revenue from warehousing services is generated via our warehouse management offerings, including inventory management and storage services. We receive warehousing service fees, typically ranging from $3 to $500 for each service, based on the specific services that our customers choose and subject to a variety of factors that may affect the cost of those services, such as the total number of stock keeping units (“SKUs”), weight, volume, and storage time.

●	Other Services. Other services primarily include customs brokerage services, where we collaborate with customers to file the necessary documentation and pay the appropriate taxes and duties to relevant authorities. We receive brokerage service fees from customers, typically ranging from $70 to $100 per each service, depending on the number of items to be declared.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Our Customers

We primarily serve two types of customers: (i) overseas customers and (ii) U.S. domestic customers. Our overseas customers consist of cross-border e-commerce merchants outside the U.S. (primarily from the PRC) who intend to sell in the U.S. market via a variety of e-commerce platforms, such as Amazon, eBay, Wish, Walmart, and Wayfair. Those customers typically operate their e-commerce stores seeking to sell in the U.S. market but typically lack access to the warehousing and logistics resources in the U.S. Through our expertise and liaison with the PRC, we are primarily targeting cross-border e-commerce merchants in the PRC, but we are also developing a growing international customer base in other countries, such as South Korea and Mexico. Our U.S. domestic customers are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. Our overseas and domestic customers generated approximately 84% and 16% of our revenue, respectively, during the fiscal year ended June 30, 2025 and approximately 96% and 4% of our revenue, respectively, during the fiscal year ended June 30, 2024. As of June 30, 2025 and 2024, we had an active base of 505 and 105 customers, respectively, for our warehousing and logistics services. During the fiscal year ended June 30, 2025, our two largest customers were Goldensee Ltd. and Kimberly Tenneco Inc, representing 22.0% and 10.8% of our total revenue, respectively. For the fiscal year ended June 30, 2024, our top four customers were Aukey International Ltd., Western Post (HK) Ltd., Goldensee Ltd., and Union Grand Imp. & Exp. Co., Ltd., representing approximately 11.7%, 11.7%, 10.9%, and 10.0% of our total revenue, respectively. No other customers represented 10% or more of our total revenue for the years ended June 30, 2025 and 2024.

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

Our Suppliers

The suppliers of our one-stop warehousing and logistics services primarily consist of (i) our warehouse landlords and (ii) third-party logistics service providers, including FedEx and UPS, who assist us in transporting customers’ goods from foreign countries to the U.S., and/or delivering goods from our warehouses to end consumers. We have established procedures for selecting independent third-party logistics service providers that we engage in, including a thorough review of their service prices and quality, their operating history, fleet condition, reliability, and availability. Among our suppliers, FedEx accounted for approximately 9% and 50% of our total purchases, during the fiscal years ended June 30, 2025 and 2024, respectively. During the fiscal year ended June 30, 2025, UPS accounted for approximately 15.2% and MEGA CORP LOGISTIC LLC, a third-party vendor providing shipping services via FedEx, accounted for approximately 10%, respectively.

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

Our Warehousing Network

We have set up our local warehousing infrastructure in the U.S. strategically such that we are close to ports and customers across the country, shortening delivery time to the end customers. As of the date of this annual report, we operate ten warehouses in five states, covering three U.S. ports of destination, including the Port of Los Angeles/Long Beach in California, the Port of Savannah in Georgia, the Port of Houston in Texas, the Port of Newark in New Jersey and the Port of Edwardsville in Illinois. Specifically, we have (i) four warehouses in California, one in the City of Industry, one in Walnut, one in Ontario and one in Fontana; (ii) one warehouse in Georgia, (iii) two warehouses in Texas, (iv) two warehouses in New Jersey, and (v) one warehouse in Illinois. Our current warehousing facilities are leased to us and have an aggregate gross floor area of 3,905,020 square feet. Aside from the large storage space, our warehouses are equipped with automated sorting systems, forklifts, pallets, and trays that are suitable for processing bulky items. Our warehouses are also equipped with advanced security systems and real-time scanning systems, to ensure the safe storage of a wide variety of products.

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

In many cases, our customers may only intend to send a portion of their merchandise to Amazon’s warehouses to be sold via FBA, while the remainder needs to be stored and sold via other online e-commerce platforms. As a result, we provide services for delivering these goods to one of our ten warehouses in the U.S. for further services, such as warehousing, storage, and e-commerce order fulfillment.

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

We generate revenue by charging service fees, typically ranging from $3 to $500 for each service, for our warehousing and logistics services, which vary depending on the specific types of services selected by our customers, and are subject to various factors such as the load type, the total number SKUs, weight, volume, storage time, and delivery distance. In addition to the service fees, we also charge our customs delivery fees for services provided by third-party logistics service providers such as FedEx and UPS. Due to our long-term partnerships with third-party logistics service providers, we believe we offer our customers reasonable and affordable transportation rates — due to the size and volume of packages we send to our collaborative third-party logistics service providers, we are able to consolidate small shipments of goods to achieve lower transportation rates for our customers. We strive to provide our customers with transparency in pricing and a clear understanding of the fees they will be charged for our services, typically (i) ranging from $50 to $1,500 for a package of services selected by each overseas customer, and (ii) ranging from $50 to $1,500 for a package of services selected by each domestic customer.

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

Employees

As of June 30, 2025, we had 210 full-time employees. The following table sets forth the number of our full-time employees as of June 30, 2025:

Function:	Number
Warehousing and Logistics	168
Operations	17
Customer Services	17
Technology	1
Accounting	7
Total	210

We enter into employment contracts, non-disclosure agreements, and confidential information agreements with our full-time employees to establish clear terms and expectations of employment and protect our sensitive and confidential information.

In addition to our full-time employees, we also hired approximately nine independent contractors as of June 30, 2025. These contract workers serve as our supplemental workforce, primarily responsible for warehouse labor, security, and cleaning.

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

The warehousing and logistics industry in the U.S. is competitive and rapidly evolving, with new companies increasingly joining the competition in recent years. We provide a full spectrum of services, including facilitating overseas transportation of merchandise to the U.S., customs brokerage services, and warehouse management and order fulfillment services, we may, therefore, compete with a broad range of companies, such as freight delivery service providers, customs brokers, warehousing companies, and third-party logistics service providers. Because we currently primarily compete in a niche market targeting PRC customers seeking to establish overseas warehouses in the U.S., we have the advantage of offering one-stop integrated supply chain solutions that include a package of all the services above. Nonetheless, with the growth of overseas warehousing services, competition can be increasingly intensive and is expected to increase significantly in the future. The increased competition may lead to price reductions for customer acquisition, which may result in reduced margins and a loss of market share for us. We compete with other competitors on the following bases:

●	warehouse and infrastructure capacity;

●	operational capabilities;

●	business model;

●	brand recognition;

●	quality of services;

●	effectiveness of sales and marketing efforts; and

●	hiring and retention of talented staff.

Our competitors may operate with different business models, have different service structures, and may ultimately prove to be more successful or more adaptable to new regulatory, technological, and other developments. They may in the future achieve greater market acceptance and recognition and gain a greater market share. It is also possible that potential competitors may emerge and acquire a significant market share. If existing or potential competitors develop or offer services that provide significant performance, price, creative optimization, or other advantages over those offered by us, our business, results of operations, and financial condition would be negatively affected. Our existing and potential competitors may enjoy competitive advantages over us, such as longer operating history, greater brand recognition, larger customer base, and better value-added services. We may lose customers if we fail to compete successfully, which could adversely affect our financial performance and business prospects. We cannot guarantee that our strategies will remain competitive or successful in the future. Increasing competition may result in pricing pressure and loss of our market share, either of which could have a material adverse effect on our financial condition and results of operations.

Any adverse change in political relations between the U.S. and other countries or regions where our overseas customers are located (particularly the PRC), such as the ongoing U.S.-China trade conflicts, may negatively affect our business.

We derived approximately 84% and 96% of our revenue from overseas customers in the PRC during the fiscal years ended June 30, 2025 and 2024, respectively, and the continued success of our operations will be heavily dependent on the willingness of our PRC customers to sell in the U.S. via global online e-commerce platforms, such as Amazon and eBay. This, in turn, depends heavily on stable political and economic relations between the PRC and the U.S. In the event of any significant deterioration in the PRC’s relations with the U.S., our customers in the PRC may refrain from selling their merchandise in the U.S. market, and executive action or legislation may be enacted that would adversely affect the profitability, feasibility, and thus the willingness of these customers to continue their global e-commerce business in the U.S. For example, due to the increased tariffs caused by the ongoing trade conflicts between the U.S. and China, the costs of importing and exporting certain goods or materials have increased. Given that we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, our supply chain, costs, and profitability may be negatively impacted by the adoption and expansion of trade restrictions, the continuation of the trade conflicts, or other government actions related to tariffs, trade agreements, or related policies. As a result, our business, financial condition, and results of operations may be adversely affected.

U.S. government trade actions could have a material adverse effect on our business, financial position, and results of operations.

Over the past several years, the U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the U.S. As the majority of our customers import products into the U.S. from China, many of their products are subject to the tariffs imposed under Section 301 of U.S. trade law that have been applied to separate lists of Chinese goods imported into the U.S., beginning during the first Trump Administration, which remained largely in effect in the Biden Administration. A number of lawsuits and other legal challenges with respect to the Section 301 tariff actions have been filed and remain pending, which could result in changes to the tariffs. The Biden Administration largely maintained, defended, and enforced these particular trade actions.

Changes in U.S. trade policy have created ongoing uncertainties in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. During the 2024 presidential campaign, candidate Donald Trump expressed intentions to impose various tariffs on imports, such as 60% tariffs on goods imported from China, 25% tariffs on goods imported from Mexico, and between 10% and 20% tariffs on goods imported from other countries. The current Trump administration began implementing these proposals through executive action, reigniting trade tensions with key U.S. trading partners. In early 2025, the Trump administration announced a renewed wave of tariff increases targeting Chinese imports, raising certain rates to as high as 145%. In response, China imposed retaliatory tariffs of up to 125% on U.S. goods and introduced export restrictions on critical raw materials, such as rare earth elements. Although a 90-day temporary easing of tariffs was announced in May 2025, which was further extended on August 12, 2025 for an additional 90 days expiring November 10, 2025, reducing U.S. tariffs on Chinese goods to 30% and Chinese tariffs on U.S. goods to 10%, tensions between the two countries remain following new U.S. restrictions on exports of advanced technology and the revocation of Chinese student visas.

It is unclear what actions the Trump administration or Congress will take next with respect to these proposals. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our customers’ products and services, increase their costs, reduce their profitability, adversely impact their supply chain or otherwise have a material adverse effect on their business and results of operations, any of which could have a material adverse effect on our business, financial position, and results of operations. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our business and results of operations remains uncertain.

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

The recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, the European Union, and other countries against Russia. Additional potential sanctions and penalties have also been proposed or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our customers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this annual report.

In addition, the U.S.-China relationship has recently faced daunting challenges, contributing to geopolitical instability worldwide. Because we derived approximately 84% and 96% of our revenue from the PRC market during the fiscal years ended June 30, 2025 and 2024, respectively, our business relies on a stable economic and political relationship between the U.S. and China. However, the tensions between the two countries have intensified since the COVID-19 pandemic, exemplified by the ongoing trade conflicts between U.S. and China, and there is significant uncertainty about the future relationship between the two countries with respect to trade policies, treaties, government regulations, and tariffs. Any further deteriorating relationship between the U.S. and China, or a prolonged stalemate between them, could materially adversely affect our business, results of operations, and financial condition.

China’s economic, political, and social conditions, as well as governmental policies, could affect the business environment and economic conditions in China, which may result in an adverse impact on the demand for our services, potentially harming our financial condition and operating results.

While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant part of our revenue from customers based in China. During the fiscal years ended June 30, 2025 and 2024, we generated approximately 84% and 96% of our revenue from the PRC market, respectively. We expect such PRC-based revenue to continue to comprise a significant part of our revenue going forward. As a result, any unforeseen events or circumstances that negatively impact our ability to provide our services to our PRC customers would materially and adversely affect our results of operations and financial condition. These negative events and circumstances include, but may not be limited to, the following:

●	an economic downturn in China;

●	changes in laws and regulations, in particular those with little advance notice;

●	deterioration of relations or disruption of trade with the U.S., such as anti-U.S. campaigns; and

●	tariffs and other trade barriers which could make it more expensive for our PRC customers to transport their goods and merchandise to the U.S.

The Chinese government has implemented regulations or policies that have adversely affected our business. For example, The PRC government has imposed controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. See “Item 1A. Risk Factors — Economic, Political, and Market Risks — If the PRC government imposes further restrictions and limitations on our PRC customers’ ability to transfer or distribute cash from the PRC to the U.S., our business, financial condition, and results of operations could be materially adversely affected.” There is no guarantee that the PRC government will not implement similar policies or regulations in the future. For example, any changes to trade policies or regulations in China could potentially impact the ability of e-commerce merchants to sell their merchandise in the U.S. market — possible tariffs imposed by the PRC government on goods exported to the U.S. could increase costs for e-commerce merchants selling their merchandise overseas. In light of the renewed escalation of the U.S.-China trade war under the current Trump administration, these risks have intensified. In early 2025, the U.S. imposed new tariffs on Chinese goods — raising certain rates up to 145%— prompting the PRC government to implement retaliatory measures, including tariffs of up to 125% and restrictions on exports of critical raw materials, which tariffs have been reduced by the U.S. to 30% and China to 10% until November 10, 2025 on a temporary basis. These developments have increased the cost and complexity of cross-border trade, which could discourage Chinese e-commerce merchants from expanding or continuing their U.S.-bound operations. This could potentially lead to a decrease in demand for overseas warehousing and logistics services, as e-commerce merchants may opt to scale back their operations in the U.S. market.

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

Our reliance on the global supply chain systems and the U.S. transportation network exposes us to potential disruptions and congestions caused by labor actions, such as labor disputes or port strikes. Labor disputes among freight carriers and at ports of entry in the U.S., where our PRC customers’ merchandise is imported, are not uncommon. For example, in June 2023, the union representing the employers of over 22,000 dock workers at U.S. West Coast seaports staged concerted and disruptive work actions, resulting in the shutdown of some terminals at ports in Los Angeles, Long Beach, Oakland and Hueneme in California and Tacoma and Seattle in Washington state. More recently, in October 2024, the International Longshoremen’s Association initiated a significant strike on the East and Gulf Coasts, affecting around 45,000 workers and temporarily shutting down 14 major ports, including the Port Authority of New York and New Jersey. As such, we expect labor unrest and its effects on the transportation of our PRC customers’ merchandise to be a continuing challenge for us. Any disruptions, such as a port worker strike, work slowdown, or other transportation disruption in the U.S., may significantly disrupt our business. Although, as of the date of this annual report, our business has not experienced material impacts from such disruptions caused by union actions, there is no guarantee that they will not occur in the future. In the event that such disruptions do occur, they could lead to increased transportation costs, reduced margins, and decreased profitability for our business. Additionally, they may cause shipment delays, resulting in customer dissatisfaction and reduced demand for our services. A prolonged transportation disruption caused by labor action may materially adversely affect our business, results of operations and financial condition.

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

One of the main reasons that our customers use contract warehouse and logistics management companies is the high cost, high degree of difficulties, and operational deficiencies associated with developing in-house logistics and supply chain expertise. If, however, our customers are able to develop their own logistics and supply chain solutions, increase utilization of their in-house supply chain, reduce their logistics spending, or otherwise choose to terminate our services, our business and operating results may be materially and adversely affected.

The suspension of PRC sellers on international e-commerce platforms, such as the crackdown on PRC sellers by Amazon in early 2021, has discouraged and may continue to discourage a growing number of PRC e-commerce sellers from selling their merchandise to the United States, thus adversely affecting our business, financial condition, and results of operations.

As we derived approximately 84% and 96%of our revenue from the PRC market during the fiscal years ended June 30, 2025 and 2024, respectively, we believe that our continued growth depends largely on our ability to maintain our Chinese client base. In early 2021, Amazon, the world’s largest e-commerce platform, claimed that it had suspended the accounts of over 50,000 Chinese sellers for improper use of review functions. Specifically, instead of earning great reviews through high-quality products, those PRC sellers manipulated reviews by paying for positive product reviews or by giving away gift cards, which violates Amazon’s terms of service. It is estimated that the 50,000 affected accounts caused approximately RMB100 billion in losses for the cross-border e-commerce industry in the PRC, which has discouraged a growing number of PRC e-commerce sellers from selling their merchandise to the U.S. via Amazon.

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

During the fiscal years ended June 30, 2025 and 2024, we derived most of our revenue from a few customers. For the fiscal year ended June 30, 2025, our two largest customers, Goldensee Ltd. and Kimberly Tenneco Inc, accounted for approximately 22.0% and 10.8% of our total revenue, respectively. For the fiscal year ended June 30, 2024, our top four customers, Aukey International Ltd., Western Post (HK) Ltd., Goldensee Ltd., and Union Grand Imp. & Exp. Co., Ltd., accounted for approximately 11.7%, 11.7%, 10.9%, and 10.0% of our total revenue, respectively. No other customers represented 10% or more of our total revenue for the years ended June 30, 2025 and 2024. For an example of a typical transaction, see “Item 1. Business — Customers.” We may lose a significant customer due to a variety of factors, including our ability to provide quality warehouse and logistics management services. Even though we have a strong record of performance, we cannot guarantee that we will continue to maintain the business cooperation with these significant customers at the same level, or at all. If any significant customer terminates its relationship with us, there is no assurance you that we will be able to secure an alternative arrangement with comparable customer in a timely manner, or at all. Losing one or more of these significant customers could adversely affect our revenue and profitability.

In addition, we depend upon a significant supplier that accounted for more than 10% of our total purchases for approximately the past two years — specifically, FedEx accounted for 9% and 50% of our total purchases during the fiscal year ended June 30, 2025 and 2024, respectively. During the fiscal year ended June 30, 2025, UPS accounted for approximately 15.2% and MEGA CORP LOGISTIC LLC, a third-party vendor providing shipping services via FedEx, accounted for approximately 10%, respectively. We cannot ensure that we will have no concentration of suppliers in the future. Such third-party suppliers are run by independent entities that are subject to their own unique operational and financial risks, which are beyond our control. If such significant suppliers breach or terminate their contracts with us, or experience significant disruptions to their operations, we will be required to find and enter into arrangements with one or more replacement suppliers. Finding alternative suppliers could involve significant delays and other costs and these suppliers may not be available to us on reasonable terms or at all. As a result, this could harm our business and financial results and result in lost or deferred revenue.

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

Because we do not have our own delivery team and networks, our business depends on the services provided by, and relationships with, various independent third parties, to provide truck and ocean services and to report certain events to us, including, but not limited to, shipment status information and freight claims. For example, we rely on ocean carriers for the transportation of our customer’s goods and merchandise to the U.S, before they complete customs clearance and are delivered to U.S. warehouses. We also rely on common carriers such as FedEx and UPS to distribute merchandise to the U.S. end consumer who place orders online. Several third-party logistics service providers contributed a significant part of the total cost of revenue of our Company. In particular, for the fiscal years ended June 30, 2025 and 2024, FedEx accounted for approximately 9% and 50% of our total cost of revenue, respectively. During the fiscal year ended June 30, 2025, UPS accounted for approximately 15.2% and MEGA CORP LOGISTIC LLC, a third-party vendor providing shipping services via FedEx, accounted for approximately 10%, respectively. These third-party logistics service providers may not fulfill their obligations to us, which may prevent us from meeting our commitments to our customers. This reliance also could cause delays in reporting certain events, including recognizing claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including:

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

We may face risks related to natural disasters, health epidemics, and other outbreaks, which could significantly disrupt our operations

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

In addition, our business may be negatively impacted by the fear of, exposure to, or actual effects of, a disease outbreak, epidemic, pandemic, or similar widespread public health concern, including travel restrictions or recommendations or mandates from governmental authorities as a result of COVID-19, the threat of the virus, or the emergence of any variants. During the fiscal year ended June 30, 2022, the COVID-19 pandemic had a material impact on our financial position and operating results. Specifically, the COVID-19 pandemic posed significant challenges for logistics companies globally. Multiple national lockdowns, in particular the lockdowns, travel restrictions, mandatory cessations of business operations, or mandatory quarantines imposed in the PRC, slowed or even temporarily halted the movement of raw materials and finished goods, thus disrupting the manufacturing and distribution of goods. During the fiscal years ended June 30, 2025, 2024 and 2023, COVID-19 did not have a material impact on our financial position and operating results. However, there is no assurance that a disease outbreak, such as COVID-19 or any other natural disasters, will not occur in the future. The extent to which such natural diseases may impact us will depend on future developments, which are highly uncertain and cannot be predicted, including the duration, severity, and recurrence of any such disease outbreak, the effectiveness of mitigation strategies, third-party actions taken to contain its spread and mitigate its public health effects, and the travel restrictions, recommendations, or mandates from governmental authorities as a result of such natural disasters or disease outbreaks. Any of these factors may materially and adversely affect our business, financial condition, and results of operations.

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

During the course of our business operations, some of our employees have access to certain valuable assets of our Company, such as warehouse inventory, bank accounts, and confidential information. In the event of misconduct by such authorized employees, our Company could suffer significant losses. Employee misconduct may include misappropriating warehouse inventory or bank accounts, falsifying inventory records or bank accounts, improper use or disclosure of confidential information to the public or our competitors, and failure to comply with our code of conduct or other policies or with federal or state laws or regulations regarding the use and safeguarding of classified or other protected information, import-export control, and any other applicable laws or regulations. Although we have implemented policies, procedures, and controls to prevent and detect these activities, these precautions may not prevent all intentional or negligent misconduct, and as a result, we could face unknown risks or losses. Furthermore, such unethical, unprofessional, or even criminal behavior by employees could damage our reputation, result in fines, penalties, restitution, or other damages, and lead to the loss of current and future customers, any of which would adversely affect our business, financial condition, and results of operations.

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

Our total revenue increased by approximately $23.4 million, or 14.0%, to approximately $190.4 million for the fiscal year ended June 30, 2025 from $167.0 million for the fiscal year ended June 30, 2024. Our total revenue increased by approximately $31.9 million, or 23.6%, to approximately $167.0 million for the fiscal year ended June 30, 2024 from $135.0 million for the fiscal year ended June 30, 2023. We reported net loss of approximately $15.3 million for the fiscal year ended June 30, 2025, representing a decrease by $22.8 million, or 306.3%, from net income of $7.4 million for the fiscal year ended June 30, 2024. We reported net income of approximately $7.4 million for the fiscal year ended June 30, 2024, representing a decrease by $6.5 million, from $13.9 million for the fiscal year ended June 30, 2023. While we have achieved strong financial results in the past, these results may not be sustainable or indicative of future results, and we cannot assure you that we will achieve or maintain profitability on a consistent basis. Our revenue growth may slow down or our revenue may decline for a number of reasons, including reduced demand for our warehousing and logistics services, increased competition, industry trend, or our failure to capitalize on growth opportunities. Meanwhile, we expect our overall selling, general, and administrative expenses, including marketing expenses, salaries, and professional and business consulting expenses, to continue to increase in the foreseeable future, as we plan to hire additional personnel and incur additional expenses in connection with the expansion of our business operations. In addition, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we currently expect, and there is no assurance that we will be able to maintain sufficient operating revenue to offset our operating expenses. Any failure to increase revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all, or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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

We may be the subject of allegations, harassment, or other detrimental conduct by third parties, which could harm our reputation and cause us to lose market share and customers.

We may be subject to allegations by third parties or purported former employees, negative Internet postings, and other adverse public exposure on our business, operations, and staff compensation. We may also become the target of harassment or other detrimental conduct by third parties or disgruntled former or current employees. Such conduct may include complaints, anonymous or otherwise, to regulatory agencies, media, or other organizations. We may be subject to government or regulatory investigation or other proceedings as a result of such third-party conduct and may be required to spend significant time and incur substantial costs to address such third-party conduct, and there is no assurance that we will be able to conclusively refute each of the allegations within a reasonable period of time, or at all. Additionally, allegations, directly or indirectly against our Company, may be posted on the Internet, including social media platforms by anyone on an anonymous basis. Any negative publicity on our Company or our management can be quickly and widely disseminated. Social media platforms and devices immediately publish the content of their users’ posts, often without filters or checks on the accuracy of the content posted. The information posted may be inaccurate and adverse to our Company, and it may harm our reputation, business, or prospects. The harm may be immediate without affording us an opportunity for redress or correction. Our reputation may be negatively affected as a result of the public dissemination of negative and potentially false information about our business and operations, which in turn may cause us to lose market share and customers.

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

If we fail to maintain an effective system of internal controls or fail to remediate the material weakness in our internal controls over financial reporting that have been identified, we may fail to meet our reporting obligations or be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a report of management on our internal control over financial reporting in our annual report on 10-K beginning with our annual report for the fiscal year ended June 30, 2025. In addition, once we cease to be an “emerging growth company,” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. In preparing our consolidated financial statements as of and for the fiscal years ended June 30, 2025 and 2024, we have identified a material weakness in our internal controls over financial reporting, which is a lack of formal policies and procedures related to a risk assessment process and internal control environment.

Following the identification of the material weakness, we have taken certain remedial measures, including developing policies and procedures to formalize our internal controls over financial reporting. We also plan to undertake additional remedial measures, including engaging a qualified third-party internal audit firm to assist in designing, documenting, and testing our Internal Control over Financial Reporting (“ICFR”) framework in accordance with the Sarbanes-Oxley Act (“SOX”) requirements; implementing company-wide control policies and standardized procedures for transaction approvals, account reconciliations, and financial reporting cycles; and designating internal personnel to coordinate control execution, while ensuring proper oversight from our financial and management team.

However, the implementation of these measures may not fully address the material weakness in our internal controls over financial reporting. Failure to correct the material weakness or failure to discover and address any other material weakness or control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock, may be materially and adversely affected. Moreover, ineffective internal controls over financial reporting may significantly hinder our ability to prevent fraud.

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

Compliance with these laws, rules, and regulations increases our legal and financial compliance costs and makes some corporate activities more time-consuming and costly. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We have incurred additional costs in obtaining director and officer liability insurance. In addition, we incur additional costs associated with our public company reporting requirements. It may also be more difficult for us to find qualified persons to serve on our board of directors or as executive officers.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. An aggregate of 42,623,215 shares of common stock are outstanding as of the date of this annual report. Sales of these shares into the market could cause the market price of our common stock to decline.

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

Item 2. Properties.

Our principal executive offices are located in City of Walnut at 20301 East Walnut Drive North, Walnut, California 91789, where we lease office space and a warehouse from DNA Motor Inc. (“DNA Motor”) pursuant to a sublease agreement, with an area of approximately 350,000 square feet, with a lease term from January 1, 2022 to December 31, 2028, and monthly rent of approximately $370,000.

In addition, Armstrong Logistic, one of our subsidiaries, leases the following three warehouses in California:

●	at 19545 San Jose Avenue, City of Industry, California 91746, from DNA Motor, a company owned by Jacky Chen, the former chief executive officer of Armstrong Logistic, pursuant to a sublease agreement, with an area of approximately 130,000 square feet, with a lease term from September 1, 2020 to December 31, 2027, and a monthly rent of approximately $110,600;

●	at 5450 E Francis St, Ontario, CA 91761, from JCC California Properties LLC, pursuant to a lease agreement, with an area of approximately 480,000 square feet, with a lease term from January 1, 2025 to December 31, 2029, and a monthly rent of approximately $229,600; and

●	at 11618 Mulberry Ave, Fontana, CA 92337, from United Facilities, Inc., pursuant to a lease agreement and its amendment, with an area of approximately 633,953 square feet, with a lease term from August 10, 2023 to September 30, 2028, and a monthly rent of approximately $785,600.

Armstrong Logistic also leases one warehouse in Georgia:

●	at 1001 Trade Center Boulevard Building 4A, Rincon, Georgia 31326, from HREX GITC4, DST, pursuant to a lease agreement with an area of approximately 734,000 square feet, with a lease term from July 1, 2024 to November 30, 2034, and a monthly rent of approximately $268,600.

Armstrong Logistic also leases the following two warehouses in Texas:

●

at 645 Independence Parkway, La Porte, Texas 77571, from BCI IV Monument BP LP, pursuant to a lease agreement, with an area of approximately 200,000 square feet, which was assigned to Armstrong Logistic by DNA Motor from April 1, 2021 to August 31, 2026, and a monthly rent of approximately $84,900; and

●	at 615, 619 E Sam Houston Pkwy, Pasadena, Texas 77503, from First Industrial LP, pursuant to a lease agreement, with an area of approximately 241,280 square feet, which was assigned to Armstrong Logistic by DNA Motor from January 24, 2025 to April 30, 2029, and a monthly rent of $121,479.

Armstrong Logistic also leases the following two warehouses in New Jersey:

●	at 839 Railroad Avenue, Florence, New Jersey 08554, from DNA Motor pursuant to a sublease agreement, with an area of approximately 300,000 square feet, with a lease term from November 1, 2021 to September 30, 2029, and monthly rent of approximately $210,000; and

●	at 250 Carter Dr, Edison, New Jersey 07090, from Romark Logistics of NJ, LLC. pursuant to a sublease license agreement, with an area of approximately 87,000 square feet, with a lease term from May 1, 2023 to October 31, 2027, and monthly rent of approximately $130,000. This warehouse was subsequently expanded through a lease agreement with NL Cedars Group LLC, with a lease term from January 1, 2024 to February 28, 2029. Phase 1 of the lease with NL Cedars Group LLC commenced on January 1, 2024 and ended on November 30, 2024 and added approximately 144,000 square feet, at a monthly rent of approximately $195,000. Phase 2 of the lease with NL Cedars Group LLC commenced on December 1, 2024 and ends on October 31, 2027, adding an additional area of approximately 113,000 square feet for a total of approximately 257,000 square feet, at a monthly rent of approximately $360,000. Phase 3 of the lease with NL Cedars Group LLC will commence on November 1, 2027 and end on February 28, 2029, adding an additional area of approximately 86,936 square feet for a total of approximately 343,936 square feet, at a monthly rent of approximately $520,000.

Armstrong Logistic also leases one warehouse in Illinois:

●	at 28 Gateway Commerce Center Dr W, Edwardsville, IL 62025, from Walgreens.com, Inc, pursuant to a sublease agreement, with an area of approximately 500,000 square feet, with a lease term from December 27, 2024 to February 29, 2032, and a monthly rent of $58,333.

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

Holders of Record

As of September 25, 2025, we had 45,442,479 shares of common stock issued and outstanding held by 45 stockholders of record, not including beneficial holders whose shares are held in names other than their own.

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate 10 warehouses across the country, with an aggregate gross floor area of approximately 3,905,020 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of June 30, 2025 and 2024, we had an active base of 505 and 105 customers, respectively, for our warehousing and logistics services.

We have experienced rapid growth since our inception. For the fiscal years ended June 30, 2025 and 2024, we had total revenue of $190.4 million, and $167.0 million, respectively, and net loss of $15.3 million, and net income of $7.4 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant portion of our revenue from customers based in China. During the fiscal years ended June 30, 2025 and 2024, we generated approximately 84% and 96% of our revenue from PRC-based customers, respectively. See “Item 1A. Risk Factors — Economic, Political, and Market Risks — China’s economic, political, and social conditions, as well as governmental policies, could affect the business environment and economic conditions in China, which may result in an adverse impact on the demand for our services, potentially harming our financial condition and operating results.”

Key Factors Affecting Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations.

Supportive Cross-Border E-Commerce Business Environment and Platform Policies that Facilitate Sales by PRC E-Commerce Merchants into the U.S. Market

The majority of our customers consist of PRC e-commerce merchants who sell their merchandise into the U.S. market through e-commerce platforms. As such, our ability to acquire and maintain new or existing customers for our warehousing and logistics services is heavily reliant on their continued willingness to conduct cross-border e-commerce businesses, which may be significantly impacted by policies set by e-commerce platforms. For example, in early 2021, Amazon, the world’s largest e-commerce platform, claimed that it had suspended the accounts of over 50,000 Chinese sellers for improper use of review functions. Specifically, instead of earning favorable reviews through high-quality products, those PRC sellers manipulated reviews by paying for positive product reviews or by giving away gift cards, which violated Amazon’s terms of service. It is estimated that the 50,000 affected accounts caused approximately RMB100 billion in losses for the cross-border e-commerce industry in the PRC, which has discouraged a growing number of PRC e-commerce sellers from selling their merchandise in the U.S. via Amazon. There is no guarantee that our current or future international customers are fully compliant with the terms of service of all the international e-commerce platforms they use, including Amazon, or that those e-commerce platforms will not from time to time initiate such a widespread suspension of PRC sellers in the future. Such a crackdown on PRC sellers may significantly reduce the number of Chinese e-commerce sellers who intend to sell in the U.S., who are our primary customers. The loss of our PRC customer base due to the widespread suspension of PRC sellers in the cross-border e-commerce industry could be detrimental to our ongoing operations. See “Item 1A. Risk factors — Operational Risks — The suspension of PRC sellers on using international e-commerce platforms, such as the crackdown on PRC sellers by Amazon in early 2021, has discouraged and may continue to discourage a growing number of PRC e-commerce sellers from selling their merchandise to the United States, thus adversely affecting our business, financial condition, and results of operations.”

Our Ability to Maintain Our Major Customers

During the fiscal years ended June 30, 2025 and 2024, our five largest customers accounted for approximately 55.1% and 53.0% of our total revenue, respectively. While we strive to maintain our competitive strengths, such as our quality warehousing and logistics services, competitive pricing, and quality customer services (see “Item 1. Business — Our Competitive Strengths”) to maintain our customer base, there is no guarantee that we will continue to maintain our business relationships with these major customers at the same level, or at all. In the event that a significant customer terminates its relationship with us, there is no assurance that we will be able to secure an alternative arrangement with another comparable customer in a timely manner, or at all. Losing one or more of these major customers could adversely affect our revenue and profitability. See “Item 1A. Risk Factors — Operational Risks — Our largest customers generate a significant portion of our revenue and our business may rely on two suppliers that account for more than 10% of our total purchases, and interruption in operations of such significant customers or supplier may have an adverse effect on our business, financial condition, and results of operations.”

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

Results of Operations

The following table outlines our consolidated statements of operations for the fiscal years ended June 30, 2025 and 2024:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	US$	US$
Revenue	190,408,258	166,977,034
Costs of service	193,408,827	148,894,227
Gross (loss) profit	(3,000,569)	18,082,807

Operating costs and expenses:
General and administrative	14,675,543	9,967,792
Total operating costs and expenses	14,675,543	9,967,792

(Loss) Income from operations	(17,676,112)	8,115,015

Other (income) expenses:
Other income, net	(2,714,344)	(2,320,257)
Loss on debt extinguishment	1,192,431	—
Loss on disposal of assets	43,625	—
Finance costs	714,352	47,649
Total other (income) expenses	(763,936)	(2,272,608)

(Loss) Income before provision for income taxes	(16,912,176)	10,387,623

Current income tax expense (recovery)	(26,954)	2,145,072
Deferred income tax expense (recovery)	(1,536,455)	801,333
Total income tax expenses (recovery)	(1,563,409)	2,946,405
Net (loss) income	(15,348,767)	7,441,218
Total comprehensive (loss) income	(15,348,767)	7,441,218

Basic & diluted net earnings per share	(0.37)	0.19
Weighted average number of shares of common stock-basic	41,808,909	40,205,836
Weighted average number of shares of common stock-diluted	41,808,909	40,216,109

The following table sets forth our revenue for the fiscal years ended June 30, 2025 and 2024:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	US$	US$
Revenue	190,408,258	166,977,034
Cost of service	193,408,827	148,894,227
Gross profit (loss)	(3,000,569)	18,082,807
Gross profit (loss) margin %	-1.6%	10.8%

The following table outlines the compositions of our revenue streams:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	US$	US$
Transportation services	127,013,393	115,323,654
Warehousing services	63,285,107	51,502,358
Other services	109,758	151,022
Total	190,408,258	166,977,034

Our revenue increased by $23.4 million, or 14.0%, to $190.4 million during the fiscal year ended June 30, 2025, compared to $167.0 million for the fiscal year ended June 30, 2024. The increase was due to the following factors:

1)	Revenue from our transportation services increased by $11.7 million, or 10.1%, due to due to the addition of new warehouse locations, which resulted in an increase in shipment volume in the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024.

2)	Revenue from our warehousing services increased by $11.8 million, or 22.9% in the fiscal year ended June 30 2025, compared to the fiscal year ended June 30, 2024. As an integrated part of our one-stop warehousing and logistics services, revenue increase from our warehousing services was driven by the growth in our transportation services and the addition of new warehouses acquired in 2025.

3)	Revenue from other services decreased by $0.04 million, or 27.3% in the fiscal year ended June 30 2025, compared to the fiscal year ended June 30, 2024. Other revenue mainly consisted of revenue from our customs brokerage services.

Our cost of service mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Cost of service increased by $44.5 million, or 29.9%, during the fiscal year ended June 30, 2025, compared with the fiscal year ended June 30, 2024. The increase was primarily driven by the following two factors:

i.

In the fiscal year ended June 30, 2025, the Company expanded its operations with the opening of two new warehouses, in addition to a new warehouse in the State of Illinois which was launched at the end of the fiscal year 2024. Unlike prior expansions, which benefited from shifting personnel from nearby existing locations, these new facilities required incremental labor hiring. Furthermore, the type of orders fulfilled at the two new warehouses are not the traditional drop-shipping model and typically carry lower profit margins. These dynamics resulted in a notable increase in warehouse labor, rental, and other related operating expenses.

ii.	Freight costs rose significantly due to changes in carrier economics. The Company’s gross profit margin on FedEx shipments declined from 23% in fiscal 2024 to 7% in fiscal 2025, largely driven by FedEx rate increases tied to tariffs and broader economic conditions. To mitigate this impact, management transitioned part of the freight volume to UPS. While UPS has provided a more stable cost structure, its current gross margin of 6% remains well below the 23% margin previously achieved with FedEx. This shift has partially cushioned the impact but continues to place downward pressure on freight profitability in the near term.

The following table sets forth a breakdown of our cost of service for the fiscal years ended June 30, 2025 and 2024:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	US$	US$
Amortization	38,081	35,317
Depreciation	2,725,602	1,683,436
Rental expenses	38,290,217	30,421,614
Freight expenses	113,167,867	89,506,874
Port handling and customs fees	518,962	266,784
Salary and benefits	10,210,118	7,553,353
Temporary labor expenses	17,451,331	12,657,528
Warehouse expenses	9,491,473	5,705,059
Utilities	933,045	547,587
Other expenses	582,131	516,675
Total	193,408,827	148,894,227

Our rental expenses (primarily warehouse operating lease expenses), freight expenses, temporary labor expenses, and salary and benefits increased significantly by $7.9 million, $23.7 million, $4.8 million, and $2.7 million, respectively, in the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. The increases in lease expenses were due to the additional operating leases acquired during the year. The increases in freight expenses were due to the increase in UPS expenses. The increases in temporary labor expenses, warehouse expenses, and salary and benefits were due to the expansion of the warehouse operations.

Our overall gross profit margin decreased from 10.8% for the fiscal year ended June 30, 2024 to -1.6% for the fiscal year ended June 30, 2025, primarily due to the increase in lease expenses, temporary labor expenses for new warehouses, and UPS expenses. This decline is attributable to increases in the rental expenses, freight expenses, salary and benefits, temporary labor expenses, and warehouse expenses of approximately 25.9%, 26.4%, 35.2%, 37.9%, and 66.4%, respectively, despite a relatively modest increase in warehousing services revenue of approximately 22.9%.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the fiscal years ended June 30, 2025 and 2024:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	US$	US$
Bank charges	162,657	99,850
Amortization	206,391	313,283
Office expenses	3,221,531	2,441,784
Professional fees	2,418,727	447,955
Rental expenses	2,646,508	427,014
Repairs and maintenance	1,251,729	1,130,378
Salary and benefits	3,646,361	4,312,408
Sundries	311,952	255,739
Tax and licenses	186,144	149,321
Vehicle expenses	187,194	180,378
Other expenses	160,739	114,988
Credit loss expenses	275,610	94,694
Total	14,675,543	9,967,792

Our general and administrative expenses increased by $4.7 million, from $10.0 million for the fiscal year ended June 30, 2024 to $14.7 million for the fiscal year ended June 30, 2025, representing an increase of 47.2%. The increase was due to the following factors:

1)	Office expenses increased by $0.8 million, or 31.9%, mainly due to an increase in truck insurance and general office expense associated with the rapid expansion of our business.

2)	Rental expenses increased by $2.2 million, or 519.8%, mainly due to additional warehouses rented in 2025 and a higher amount of lease expense was allocated to 2025.

3)	Professional fees increased by $2.0 million, or 439.9%, mainly due to the fees for the consulting services of two investment financial advisors and audit fees.

Income Tax

Our California subsidiaries are subject to the current California state corporate income tax at a rate of 8.84% and federal income tax at a flat rate of 21%.

The following table sets forth a breakdown of our income tax expense:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	US$	US$
Current income tax (recovery) expense	(26,954)	2,145,072
Deferred income tax (recovery) expense	(1,536,455)	801,333
Total income tax (recovery) expenses	(1,563,409)	2,946,405

Our income tax expense decreased by $4.5 million in the fiscal year ended June 30, 2025, mainly due to the decrease in profit before tax by $27.3 million in the fiscal year 2025, compared to the fiscal year 2024.

Net income

As a result of the foregoing, our net loss for the fiscal year ended June 30, 2025 was $15.3 million, compared with the net income of $7.4 million for the fiscal year ended June 30, 2024, representing a decrease by $22.8 million.

Liquidity and Capital Resources

In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this annual report, we have financed our operations primarily through cash generated by operating activities, equity financing, debt financing from third parties and capital contributions from stockholders. As of June 30, 2025 and 2024, we had cash and cash equivalents and restricted cash of $13.6 million and $10.0 million, respectively, which primarily consisted of cash deposited in banks.

Our working capital requirements mainly consist of cost of service and general and administrative expenses. We expect that our capital requirements will be met by cash generated from our financing activities. On November 25, 2024, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which we have the right to sell to the Investor up to $50.0 million (the “Commitment Amount”) of our shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, the Investor agreed to advance to the Company pursuant to certain convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $21.0 million (the “Pre-Paid Advance”), subject to a 10% original issue discount. We believe that our current cash and cash generated from our operating and financing activities will be sufficient to meet our current and anticipated working capital requirements and capital expenditures for at least the next 12 months. We may, however, need additional cash resources in the future if we experience changes in our business conditions or other developments.

Cash Flows for the Fiscal Years Ended June 30, 2025 and 2024

	Year Ended June 30, 2025	Year Ended June 30, 2024
	US$	US$
Net cash provided by operating activities	1,460,845	2,992,889
Net cash used in investing activities	(1,805,223)	(7,437,605)
Net cash provided by financing activities	3,971,821	7,837,001
Net increase in cash and cash equivalents and restricted cash	3,627,443	3,392,285
Cash and cash equivalents and restricted cash at beginning of year	9,950,384	6,558,099
Cash and cash equivalents and restricted cash at end of year	13,577,827	9,950,384

We had a balance of cash and cash equivalents and restricted cash of $13.6 million as of June 30, 2025, compared with a balance of $10.0 million as of June 30, 2024. During the fiscal years ended June 30, 2025 and 2024, we mainly derived our cash inflow from operating and financing activities.

Operating Activities

Net cash provided by operating activities was $1.5 million for the fiscal year ended June 30, 2025, compared to net cash provided by operating activities of $3.0 million for the fiscal year ended June 30, 2024, representing a $1.5 million decrease in the net cash inflow provided by operating activities. The decrease was primarily due to the following:

(i)	We had net loss of $15.3 million for the fiscal year ended June 30, 2025. For the fiscal year ended June 30, 2024, we had net income of $7.4 million, which led to a $22.8 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables were $3.0 million cash inflow for the fiscal year ended June 30, 2025. For the fiscal year ended June 30, 2024, changes in accounts receivable and other receivables were $8.2 million cash outflow, which led to a $11.1 million decrease in net cash outflow from operating activities.

(iii)	Changes in accounts payable and accrued liabilities were $2.1 million net cash inflow for the fiscal year ended June 30, 2025. For the fiscal year ended June 30, 2024, changes in accounts payable and accrued liabilities were net cash outflow of $0.7 million, which led to a $2.8 million decrease in net cash outflow from operating activities.

(iv)	Changes in tax payable were $0.1 million net cash outflow for the fiscal year ended June 30, 2025. For the fiscal year ended June 30, 2024, changes in tax payable were net cash outflow of $2.6 million, which led to a $2.5 million decrease in net cash outflow from operating activities.

(v)	Changes in non-cash items provided $11.0 million net cash inflow for the fiscal year ended June 30, 2025. For the fiscal year ended June 30, 2024, changes in non-cash items provided net cash inflow of $8.0 million, which led to a $2.9 million increase in net cash inflow from operating activities.

Investing Activities

Net cash used in investing activities was $1.8 million for the fiscal year ended June 30, 2025, primarily attributable to $2.9 million cash used for the purchase of property and equipment, and net of $1.0 million cash used for loans extended to others, and $2.0 million proceeds received from loan repayments.

For the fiscal year ended June 30, 2024, net cash used in investing activities was $7.4 million, primarily attributable to $5.2 million cash used for purchase of property and equipment and $2.2 million used for loans extended to others.

Financing Activities

For the fiscal year ended June 30, 2025, we had net cash provided by financing activities of $4.0 million, which was primarily attributable to the net effects of: (i) $8.1 million of net proceeds convertible notes; (ii) $0.4 million of loans advanced to related parties; (iii) $3.4 million used for the repayment of convertible notes and commitment fees payable; and (iv) $0.4 million used to repay finance lease liabilities.

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

Commitments and Contractual Obligations

As of June 30, 2025, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through July 2025 to November 2034 with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of right-of-use assets or lease liabilities, as there is no reasonable certainty, as of the date of this annual report, that these options will be exercised.

As of June 30, 2025, aggregate annual lease obligations for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2026	31,110,870	432,301
2027	36,578,138	312,731
2028	37,872,441	77,669
2029	25,804,167	67,226
2030 and beyond	39,734,608	-
Total minimum lease payment	171,100,224	889,927
Less: imputed interest	(42,879,765)	(105,908)
Total lease liabilities	128,220,459	784,019
Less: current potion	(29,280,907)	(386,327)
Non-current portion	98,939,552	397,692

As of June 30, 2025, our significant contractual obligations also include Convertible Notes arising from the SEPA entered into by the Company in November 2024 with a principal balance of $10.0 million. Pursuant to the SEPA, the Company has the right to sell to the Investor up to the Commitment Amount of the Company’s shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA.

Unless converted into our shares of common stock prior to their maturity, we are obligated to repay Convertible Notes in cash.

The following table summarizes our future contractual obligations related to the Convertible Notes as of June 30, 2025:

US$
Less than 1 year	2,020,000
1-3 years	3,800,000
Total	5,820,000

Other than the above leases and the Convertible Notes, we did not have significant commitments, long-term obligations, or guarantees as of June 30, 2025.

Off-balance Sheet Commitments and Arrangements

Other than six standby letters of credit with Eastwest Bank in the aggregate amount of $4,387,550, we did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2025, we still had unused credit of $4,387,550 with Eastwest Bank.

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

Category	Depreciation method	Depreciation rate
Furniture and fixtures	Straight-line	7 years
Auto & trucks	Straight-line	5 – 8 years
Trailers & truck chassis	Straight-line	5 – 17 years
Machinery & equipment	Straight-line	2 – 7 years
Leasehold improvements	Straight-line	Shorter of lease term or 15 years

As of June 30, 2025 and 2024, the historical cost of property and equipment was $17,532,767 and $14,773,842, respectively.

We recorded depreciation expenses of $2,555,625 and $1,827,231 during the fiscal years ended June 30, 2025 and 2024, respectively. Specifically, $2,349,234 and $1,513,947 of the depreciation expenses were recorded in cost of service for the fiscal years ended June 30, 2025 and 2024, respectively. $206,391 and $313,284 of the depreciation expenses were recorded in general and administrative expenses for the fiscal years ended June 30, 2025 and 2024, respectively.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ARMLOGI HOLDING CORP. AND SUBSIDIRIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Armlogi Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armlogi Holding Corp. and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statement of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

September 25, 2025

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

ARMLOGI HOLDING CORP.
 CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2025 AND 2024
(US$, except share data, or otherwise noted)

	June 30, 2025	June 30, 2024
	US$	US$
Assets
Current assets
Cash and cash equivalents	9,190,277	7,888,711
Accounts receivable and other receivables, net of (amortized cost of $22,802,369 and $25,872,226 and allowance for credit losses of $594,869 and $407,182 at June 30, 2025 and 2024, respectively)	22,207,500	25,465,044
Other current assets	998,925	1,624,611
Prepaid expenses	1,375,646	1,129,435
Loan receivables	3,893,563	1,877,131
Total current assets	37,665,911	37,984,932
Non-current assets
Restricted cash – non-current	4,387,550	2,061,673
Long-term loan receivables	—	2,908,636
Property and equipment, net	11,259,820	11,010,407
Intangible assets, net	54,627	92,708
Right-of-use assets – operating leases	115,361,185	111,955,448
Right-of-use assets – finance leases	745,547	309,496
Other non-current assets	739,555	711,556
Total assets	170,214,195	167,034,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	9,604,783	7,502,339
Contract liabilities	939,097	276,463
Income taxes payable	—	57,589
Due to related parties	—	350,209
Accrued payroll liabilities	283,150	405,250
Convertible notes	5,292,749	—
Operating lease liabilities – current	29,280,907	24,216,446
Finance lease liabilities – current	386,327	155,625
Total current liabilities	45,787,013	32,963,921
Non-current liabilities
Operating lease liabilities – non-current	98,939,552	93,126,092
Finance lease liabilities – non-current	397,692	169,683
Deferred income tax liabilities	—	1,536,455
Total liabilities	145,124,257	127,796,151

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 42,250,934 and 41,634,000 issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	422	416
Additional paid-in capital	16,668,858	15,468,864
Retained earnings	8,420,658	23,769,425
Total stockholders’ equity	25,089,938	39,238,705
Total liabilities and stockholders’ equity	170,214,195	167,034,856

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
 CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2025 AND 2024
(US$, except share data, or otherwise noted)

	Year Ended June 30, 2025	Year Ended June 30, 2024
	US$	US$
Revenue	190,408,258	166,977,034
Costs of service	193,408,827	148,894,227
Gross (loss) profit	(3,000,569)	18,082,807

Operating costs and expenses:
General and administrative	14,675,543	9,967,792
Total operating costs and expenses	14,675,543	9,967,792

(Loss) Income from operations	(17,676,112)	8,115,015

Other (income) expenses:
Other income, net	(2,714,344)	(2,320,257)
Loss on debt extinguishment	1,192,431	—
Loss on disposal of assets	43,625	—
Finance costs	714,352	47,649
Total other (income) expenses	(763,936)	(2,272,608)

(Loss) Income before provision for income taxes	(16,912,176)	10,387,623

Current income tax (recovery) expense	(26,954)	2,145,072
Deferred income tax (recovery) expense	(1,536,455)	801,333
Total income tax (recovery) expense	(1,563,409)	2,946,405
Net (loss) income	(15,348,767)	7,441,218
Total comprehensive (loss) income	(15,348,767)	7,441,218

Basic & diluted net (loss) earnings per share	(0.37)	0.19
Weighted average number of shares of common stock-basic	41,808,909	40,205,836
Weighted average number of shares of common stock-diluted	41,808,909	40,216,109

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2025 AND 2024
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings	Total equity
Balance as of June 30, 2023	40,000,000	400	8,985,007	16,328,207	25,313,614
Net income	—	—	—	7,441,218	7,441,218
Contribution from stockholders	—	—	1,269,022	—	1,269,022
Issuance of common stock for cash, net of issuance costs	1,634,000	16	5,214,835	—	5,214,851
Balance as of June 30, 2024	41,634,000	416	15,468,864	23,769,425	39,238,705

Net loss	—	—	—	(15,348,767)	(15,348,767)
Shares issued for Investor Notices pursuant to Standby Equity Purchase Agreement (SEPA)	573,787	5	949,995	—	950,000
Issuance of common stock for commitment fee	43,147	1	249,999	—	250,000
Balance as of June 30, 2025	42,250,934	422	16,668,858	8,420,658	25,089,938

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2025 AND 2024
(US$, except share data, or otherwise noted)

	For The Year Ended June 30, 2025	For The Year Ended June 30, 2024
	US$	US$
Cash Flows from Operating Activities:
Net (loss) income	(15,348,767)	7,441,218
Adjustments for items not affecting cash:
Net loss from disposal of fixed assets	43,625	—
Depreciation of property and equipment and right-of-use financial assets	2,931,993	1,996,720
Amortization	38,081	35,317
Non-cash operating leases expense	7,536,058	5,193,458
Current estimated credit loss	275,610	94,694
Loss on debt extinguishment	1,192,431	—
Accretion of convertible note	617,845	—
Deferred income taxes	(1,536,455)	801,333
Interest income	(144,501)	(109,427)
Changes in operating assets and liabilities
Accounts receivable and other receivables	2,981,935	(8,157,462)
Other current assets	625,686	11,881
Prepaid expenses	(246,211)	(332,531)
Other non-current assets	(28,000)	(711,556)
Accounts payable & accrued liabilities	2,102,444	(667,825)
Income tax payable	(57,589)	(2,597,106)
Contract liabilities	662,634	(147,719)
Accrued payroll liabilities	(122,100)	141,894
Net changes in derecognized ROU and operating lease liability	(63,874)	—
Net cash provided from operating activities	1,460,845	2,992,889

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,889,928)	(5,208,522)
Proceeds from sale of property and equipment	48,000	—
Loan disbursement amounts	(1,000,000)	(4,750,000)
Proceeds from loan repayments	2,036,705	2,520,917
Net cash used in investing activities	(1,805,223)	(7,437,605)

Cash Flows from Financing Activities:
Net proceeds received from related parties	—	1,000
Proceeds (lend to) from related parties	(350,209)	511,353
Repayments of finance lease liabilities	(360,443)	(163,936)
Repayment of commitment payable	(150,000)	—
Repayment of convertible notes	(3,260,000)	—
Deferred issuance costs for initial public offering	—	(951,617)
Proceeds from convertible notes	8,092,473
Proceeds from IPO and share issuance, net	—	7,471,180
Capital contributions from stockholders	—	969,021
Net cash provided by financing activities	3,971,821	7,837,001

Net increase in cash and cash equivalents and restricted cash	3,627,443	3,392,285
Cash and cash equivalents and restricted cash, beginning of year	9,950,384	6,558,099
Cash and cash equivalents and restricted cash, end of year	13,577,827	9,950,384

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total the same amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	9,190,277	7,888,711
Restricted cash – non-current	4,387,550	2,061,673
Total cash and cash equivalents and restricted cash shown in the Consolidated Balance Sheet	13,577,827	9,950,384

Supplemental Disclosure of Cash Flows Information:
Cash paid for income tax	(122,248)	(4,742,178)
Cash paid for interest	(96,507)	(47,649)
Non-Cash Transactions:
Decrease in right-of-use assets due to remeasurement of lease terms	1,148,456	—
Right-of-use assets acquired in exchange for operating lease liabilities	27,857,474	81,927,507
Right-of-use assets acquired in exchange for finance lease liabilities	819,155	—
Shares issued to settle commitment fee	250,000	—
Shares issued pursuant to SEPA	950,000	—
IPO expenses paid by stockholders	—	300,000

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

Use of estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. There were no significant accounting estimates affecting the audited consolidated financial statements for the years ended June 30, 2025 and 2024.

Cash and cash equivalents

Cash and cash equivalents consists of petty cash on hand and cash held in banks and other financial institutions, which is highly liquid and has original maturities of three months or less and is unrestricted as to withdrawal or use.

Restricted cash

Restricted cash represents the cash restricted for six standby letters of credit with Eastwest Bank as collateral for certain of the Company’s lease agreements. The terms of the letters of credit start from April 26, 2023, August 1, 2023, November 7, 2023, December 27, 2024, January 14, 2025, and March 20, 2025, respectively. The letters of credit are renewable on an annual basis until the termination thereof.

Certain risks and concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and restricted cash, receivables, loan receivables, other current assets, and other non-current assets. As of June 30, 2025 and 2024, substantially all of the Company’s cash and restricted cash were held in major financial institutions located in the U.S., which management considers to be of high credit quality.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

During the years ended June 30, 2025 and 2024, the Company’s five largest customers collectively accounted for approximately 55.1% and 53.0% of its total revenue, respectively. During the year ended June 30, 2025, the Company’s top five suppliers collectively accounted for 51.8% (2024: 60%) of its total purchases. Two suppliers collectively accounted for approximately 45.5% and one supplier accounted for approximately 50% of the total purchases during the years ended June 30, 2025 and 2024, and no other suppliers individually accounted for more than 10% of the total purchases over the same period.

As of June 30, 2025 and 2024, the largest three accounts receivable balances from customers accounted for 66% and 58% of the total balance of accounts receivable, respectively.

Accounts receivable and other receivables

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers. The carrying value of the Company’s receivables, net of the expected credit loss, represents their estimated net realizable value. The Company evaluates the expected credit loss of accounts receivable and other receivables on a loss rate method based on historical information adjusted for current conditions and future estimated economic performance. The Company’s credit term generally ranged to 3-30 days. If there is an approval from the board of the Company, the credit term can extend to 180 days.

Loan receivables

Loan receivables are carried at amortized cost, net of an allowance for credit losses, in accordance with ASC 326, Financial Instruments – Credit Losses (CECL).

Management estimates expected credit losses over the contractual term of the loans, adjusted for expected prepayments, using relevant available information. This includes:

●	Historical loss experience for similar loan portfolios;

●	Current conditions, such as borrower financial performance and collateral values; and

●	Reasonable and supportable forecasts about future economic conditions (e.g., industry trends, customer sector risks, interest rates, and market trends).

The estimate of expected credit losses is measured on a collective (pool) basis when loans share similar risk characteristics (e.g., credit rating, or collateral). Loans that do not share risk characteristics with others are evaluated individually.

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation and impairment. Depreciation of property and equipment is calculated on a straight-line basis, after consideration of expected useful lives and estimated residual values. The estimated annual deprecation rates of these assets are generally as follows:

Category	Depreciation method	Depreciation rate
Furniture and fixtures	Straight-line	7 years
Auto & trucks	Straight-line	5 – 8 years
Trailers & truck chassis	Straight-line	5 – 17 years
Machinery & equipment	Straight-line	2 – 7 years
Leasehold improvements	Straight-line	Shorter of lease term or 15 years

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses on disposals are the differences between net sales proceeds and carrying amounts of the relevant assets and are recognized in the consolidated statements of operations and comprehensive income.

Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the years ended June 30, 2025 and 2024.

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

ASC 606, Revenue from Contracts with Customers, provides for a five-step model for recognizing revenue from contracts with customers. These five steps include:

(i)	Step 1: Identify the contract with the customer

(ii)	Step 2: Identify the performance obligations in the contract

(iii)	Step 3: Determine the transaction price

(iv)	Step 4: Allocate the transaction price to the performance obligations in the contract

(v)	Step 5: Recognize revenue when the Company satisfies a performance obligation

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation since it is in control of establishing the prices for the specified services, managing all aspects of the shipment process, and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the consolidated statements of operations and comprehensive income.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

A summary of the Company’s revenue disaggregated by major service lines is as follows:

	June 30, 2025	June 30, 2024
	US$	US$
Transportation services	127,013,393	115,323,654
Warehousing services	63,285,107	51,502,358
Other services	109,758	151,022
Total	190,408,258	166,977,034

Contract liabilities

Contract liabilities represent payments received from customers in excess of the revenue recognized. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting year. The Company classifies these customer deposits as short-term contract liabilities, as the Company expects to satisfy these obligations within its normal operating cycle, which is generally one year. For the years ended June 30, 2025 and 2024, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were $247,824 and $424,182, respectively.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. Lease expenses for lease payments are recognized on a straight-line basis over the lease term and are included in general and administrative expenses, cost of service and other expenses.

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

Annually, the Company performs an impairment analysis on ROU assets, and as of June 30, 2025, there was no material impairment to ROU assets.

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

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2025 and 2024.

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

Segment Reporting

FASB ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of services and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are other income, finance costs, income taxes, and infrequent items such as loss on debt extinguishment and loss on disposal of assets, which are reflected in the consolidated statements of operations.

All the Company’s business activities for the years ended June 30, 2025 and 2024 were conducted in the U.S. Therefore, revenue for the years ended June 30, 2025 and 2024 were all from the U.S.

The Company’s long-lived assets consist primarily of property and equipment, right-of-use assets and restricted cash. As of June 30, 2025 and 2024, all of the Company’s long-lived assets were in the U.S.

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

The Company’s financial instruments include cash and cash equivalents and restricted cash, accounts receivable and other receivables, loan receivables, long-term loan receivables, other current assets, other non-current assets, accounts payable and accrued liabilities, income tax payable, due to related parties, convertible notes, and lease liabilities. The carrying amounts of cash and cash equivalents and restricted cash, accounts receivable and other receivables, loan receivables, long-term loan receivables, other current assets, other non-current assets, accounts payable and accrued liabilities and income tax payable, due to related parties, convertible notes, and short-term lease liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s long-term lease liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring or non-recurring basis as of June 30, 2025 and 2024.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Costs of service

Cost of service primarily consist of amortization and depreciation, equipment lease and warehouse lease expenses, freight expenses, port handling and customs fees, salary and benefits, temporary labor expenses, warehouse expenses, utilities and other expenses.

General and administrative expenses

General and administrative expenses primarily consist of office equipment and furniture depreciation expenses, office expenses, professional fees, office space rental expenses, repairs and maintenance, salary and benefits, sundry costs, vehicle expenses, tax and licenses, credit loss expenses, and other expenses.

Recently issued accounting standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision–making group (the “CODM”). The new standard is effective for the Company for its annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024, which did not have a material impact on the Consolidated Financial Statements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Accounts Receivable and Other Receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	June 30, 2025	June 30, 2024
	US$	US$
Accounts receivable – third parties	22,713,346	24,239,599
Accounts receivable – related parties	912	1,067,729
Other receivables – third parties*	88,111	65,835
Other receivables – related parties*	-	499,063
Gross total	22,802,369	25,872,226
Less: allowance for credit loss	(594,869)	(407,182)
Total	22,207,500	25,465,044

*	The balance is comprised primarily of accounts receivable associated with service arrangements that are not within the scope of ASC 606.

The movement of allowance for credit loss for the years ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
	US$	US$
Balance as of beginning	407,182	666,531
Additional provision	275,610	94,694
Write-off	(87,923)	(354,043)
Ending balance	594,869	407,182

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2025	June 30, 2024
	US$	US$
Furniture and fixtures	10,414,191	9,845,383
Auto & Truck	2,624,905	2,080,830
Trailers & track chassis	2,215,011	1,161,811
Machinery & equipment	2,139,119	1,611,720
Leasehold improvement	139,541	74,098
Total	17,532,767	14,773,842
Less: Accumulated depreciation	(6,272,947)	(3,763,435)
Property and equipment, net	11,259,820	11,010,407

Depreciation expenses are recorded in cost of service and general and administrative expenses. The Company recorded depreciation expenses of US$2,555,625 and US$1,827,231 during the years ended June 30, 2025 and 2024, respectively. Specifically, US$2,349,234 and US$1,513,947 of the depreciation expenses were recorded in cost of service for the years ended June 30, 2025 and 2024, respectively. US$206,391 and US$313,284 of the depreciation expenses was recorded in general and administrative expenses for the years ended June 30, 2025 and 2024, respectively.

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2025	June 30, 2024
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated depreciation	(131,152)	(93,071)
Intangible, net	54,627	92,708

The Company recorded amortization of US$38,081 and US$35,319, which were included in cost of service, for the years ended June 30, 2025 and 2024, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Loan Receivables

During the years ended June 30, 2025 and 2024, the Company’s loan receivables consisted of the following:

i)	On July 10, 2023, the Company entered into a loan agreement with Pundarika LLC for a principal of US$1,000,000. The loan matured on August 31, 2024 and bore an interest rate of 3.2% annually. The loan was fully paid on August 30, 2024.

ii)

On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc. for a principal of US$600,000. The loan originally matured on January 24, 2025 and bore an interest rate of 3.2% annually. The maturity date of the loan was extended to July 24, 2025 on April 18, 2025, and was further extended to January 24, 2026 on July 18, 2025. The Company expects the loan to be repaid upon maturity.

iii)

On May 21, 2024, the Company entered into a loan agreement with MYJW LLC. for a principal of US$400,000. The loan matures on December 31, 2025 and bears an interest rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

iv)

On May 28, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.5 million. As security for loan repayment, Pundarika LLC pledged its inventory currently held in the Company’s warehouse as collateral. The value of the collateralized inventory is equivalent to the outstanding loan amount, ensuring a 1:1 collateral coverage ratio. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity. A partial payment of US$1 million was repaid by Pundarika LLC on November 14, 2024.

v)

On June 6, 2024, the Company entered into a loan agreement with Pundarika LLC. for a principal of US$1.0 million. As security for loan repayment, Pundarika LLC pledged its inventory currently held in the Company’s warehouse as collateral. The value of the collateralized inventory is equivalent to the outstanding loan amount, ensuring a 1:1 collateral coverage ratio. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The Company expects the loan to be repaid upon maturity.

vi)

On June 13, 2024, the Company entered into a loan agreement with Bacalar Enterprise Freight Inc. for a principal of US$250,000. The loan originally matured on June 13, 2025 and bears interest at a rate of 3.2% annually. The maturity date of the loan was extended to December 13, 2025 on June 10, 2025. The Company expects the loan to be repaid upon maturity.

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

As of June 30, 2025, the Company recorded a loan receivable balance of US$ 3,893,563 and long-term loan receivable of US$Nil, including accrued interest income of US$143,563.

As of June 30, 2024, the Company recorded a loan receivable balance of US$1,877,131 and long-term loan receivable of US$2,908,636, including accrued interest income of US$35,767.

7. Leases

As of June 30, 2025, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through July 2025 to November 2034 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this report, that these options will be exercised. The Company had certain sublease contracts and recognized US$1,253,104 and US$2,850,368 lease income during the years ended June 30, 2025 and 2024, respectively.

During the year ended June 30, 2025, the Company recognized additional operating lease liabilities of US$27,857,474, as the result of entering into three new operating lease agreements. The ROU assets were recognized at the discount rate of 10.25%, resulting in US$27,857,474 on the commencement dates. For the year ended June 30, 2025 and 2024, the Company terminated certain operating lease agreements prior to the original expiration dates. As a result, the ROU assets were derecognized of US$1,861,834 and US$2,619,484, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Leases (cont.)

The components of lease expenses were as follows:

	June 30, 2025	June 30, 2024
	US$	US$
Operating:
Operating lease expenses	34,402,300	27,056,232

Financing:
Accretion	96,507	47,649
Amortization – included in cost of service	376,368	169,488
Total	472,875	217,137
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows used in operating leases	26,866,242	21,813,313
Operating cash flows used in finance leases	96,507	47,649
Financing cash flows used in finance leases	360,443	163,936
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	27,857,474	81,927,507
Finance leases	819,155	-

The Company recorded operating lease expenses of US$34,402,300 and US$27,056,232 during the years ended June 30, 2025 and 2024, respectively. Specifically, US$31,677,864 and US$24,710,718 of the operating lease expenses were recorded in cost of service for the years ended June 30, 2025 and 2024, respectively. US$2,327,782 and US$351,201 of the operating lease expenses were recorded in general and administrative expenses for the years ended June 30, 2025 and 2024, respectively. US$396,654 and US$1,994,313 of the operating lease expenses were recorded in other expenses for the years ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, aggregate annual lease obligations for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2026	31,110,870	432,301
2027	36,578,138	312,731
2028	37,872,441	77,669
2029	25,804,167	67,226
2030 and beyond	39,734,608	-
Total minimum lease payment	171,100,224	889,927
Less: imputed interest	(42,879,765)	(105,908)
Total lease liabilities	128,220,459	784,019
Less: current potion	(29,280,907)	(386,327)
Non-current portion	98,939,552	397,692

Weighted average remaining lease term:

Operating leases	5.17 years
Finance leases	2.39 years

Weighted average discount rate:

Operating leases	10.32%
Finance leases	11.25%

During the year ended June 30, 2025, US$60,000 (2024: US$1,377,312) lease expense was recognized in cost of service under short-term leases.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2025	June 30, 2024
	US$	US$
Accounts payable	9,005,727	6,003,542
Credit card Payable	485,909	1,446,549
Other liabilities	113,147	52,248
Total	9,604,783	7,502,339

Other liabilities as of June 30, 2025 mainly consisted of tenant deposits.

9. Convertible notes

On November 25, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $50.0 million (the “Commitment Amount”) of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, the Investor agreed to advance to the Company pursuant to certain convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $21.0 million (the “Pre-Paid Advance”), subject to a 10% original issue discount, to be disbursed to the Company in three tranches:

●	The first Pre-Paid Advance was disbursed on November 25, 2024 (Promissory Note 1), in the amount of $5.0 million and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The second Pre-Paid Advance was disbursed on December 17, 2024 (Promissory Note 2), in the amount of $5.0 million and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The third Pre-Paid Advance, originally expected to be advanced in the principal amount of $11.0 million on the second trading day after the initial Registration Statement (as defined in the SEPA) first became effective, is no longer expected to be disbursed, since the initial Registration Statement did not become effective within 75 calendar days of the date of the registration rights agreement entered into between the Company and the Investor in connection with the SEPA, which was a condition precedent to such advance.

According to the SEPA, the Company, at its sole discretion, has the right, but not the obligation, to issue and sell to the Investor, and the Investor will subscribe for and purchase the Company’s common stock by the delivery to the Investor of Advance Notices (as defined in the SEPA). In addition, the Investor, at its sole discretion, has the right, but not the obligation, by the delivery to the Company of Investor Notices, to cause an Advance Notice to be deemed delivered to the Investor and the issuance and sale of shares of the Company’s common stock to the Investor as long as there is a balance outstanding under a Convertible Note.

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

Unless earlier terminated as provided thereunder, the SEPA shall terminate automatically on the earliest of (i) November 25, 2026, provided that if any Convertible Notes are then outstanding, such termination shall be delayed until such date that all Convertible Notes that were outstanding have been repaid, or (ii) the date on which the Investor has made payment of Pre-paid Advances pursuant to SEPA for shares of common stock equal to $50,000,000.

Advance Notice

If the Company requests a purchase of shares of common stock from the Investor by the delivery of an Advance Notice to the Investor, the purchase price therefor shall be the price per share of common stock obtained by multiplying the market price by (i) 95% in respect of an Advance Notice within an Option 1 Pricing Period (as defined below) or (ii) 97% in respect of an Advance Notice with an Option 2 Pricing Period (as defined below).

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Convertible Notes (cont.)

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

In March 2025, the Company issued 434,879 shares of common stock, par value of US$0.00001 per share, at a price of US$1.72 per share, for an aggregate amount of US$750,000, representing the conversion of the SEPA loan for Investor Notices pursuant to the SEPA.

In May 2025, the Company issued 138,908 shares of common stock, par value of US$0.00001 per share, at a price of US$1.4398 per share, for an aggregate amount of US$200,000, representing the conversion of the SEPA loan for Investor Notices pursuant to the SEPA.

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

The Convertible Notes are accounted for as a single liability measured at amortized costs. The original issue discount and all the transaction costs related to issuance of the Convertible Notes are capitalized to the carrying amount of the Convertible Notes and presented as a direct deduction from the debt liability. The discount and transaction costs are amortized into expenses based on the effective interest rate method. The effective interest rate related to the Convertible Notes is 13.99%.

First Modification

Pursuant to the Modification Agreement signed with the Investor on March 21, 2025 (the “First Modification”), the Company confirms, acknowledges, and agrees that an event described in Section 1(c) of the Promissory Notes has occurred (the “Floor Price Event”) and is continuing, because the VWAP was less than the Floor Price for five consecutive Trading Days. The Company acknowledges that the occurrence of the Floor Price Event constitutes an Amortization Event under the Promissory Notes, requiring the Company to make monthly cash payments in accordance with Section 1(c) of the Promissory Notes. In connection with this obligation, the Company agreed to make cash payments on specified dates and in minimum amounts.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Convertible notes (cont.)

The payment schedule began with an initial payment of $850,000 due on March 24, 2025, followed by eight weekly minimum payments of $200,000 each, commencing the week of March 31, 2025, and continuing through the week of May 19, 2025. In total, the Company was obligated to make minimum payments of $2,450,000 under this schedule.

The Company has fully settled these minimum payments in accordance with the payment schedule. The Company also retains the option to make payments in excess of the stated minimums, and any such additional amounts are applied first to reduce the original principal balance of the Convertible Promissory Note dated November 25, 2025.

In consideration of the covenants and agreements set forth in the Modification Agreement dated March 21, 2025, the Investor agreed, from the date thereof until May 20, 2025, to: (A) defer the Company’s obligation to make monthly payments as a result of the Floor Price Event or otherwise pursuant to Section 1(c) of the Promissory Notes, (B) shall not submit any Conversion Notices or Investor Notices unless the stock is trading at a price per share that is greater than $1.80 at the time any such notice is delivered, and (C) waive the application of the Payment Premium in respect of Company payments made in accordance with Section 2 above; in each case provided that (i) the Company strictly complies with the terms of this Agreement and (ii) there is no occurrence or existence of any Event of Default or any breach of any term of any of the Financing Documents.

Since the change of the modified debt instrument is not substantially different from those of the old debt, the First Modification is accounted for as a modification.

Second Modification

Pursuant to the Modification Agreement signed with the Investor on June 6, 2025 (the “Second Modification”), the Company also agreed to make, cash payments on the dates and in the minimum amounts under the promissory notes in the aggregate, as set forth below. The Company may, at its option, make cash payments in excess of the minimum amounts set forth below. Payment made pursuant to this Agreement shall be applied first to Promissory Note 2, then to Promissory Note 1, unless otherwise agreed by the parties.

Date	Minimum Payment (Principal + Premium)
June 6, 2025	$1,010,000
July 16, 2025	$1,010,000
August 15, 2025	$1,010,000

As of June 30, 2025, the Company had paid the minimum payment of $1,010,000.

The present value of the cash flows under the new debt instrument, when discounted at the effective interest rate of the original instrument, exceeds 10% of the present value of the remaining cash flows under the original instrument. As the terms of the modified debt instrument are substantially different from those of the original debt, the Second Modification is accounted for as an extinguishment.

As a result, the Company recognized a loss on debt extinguishment of $1,192,431. The effective interest rate applicable to the new debt is 10.25%.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other Income (Expenses)

Other income and expenses consisted of the following:

	June 30, 2025	June 30, 2024
	US$	US$
Rental income	1,253,104	2,850,368
Rental expense	(408,098)	(2,049,159)
Interest income	381,033	164,817
Credit card rebate income	803,856	1,246,575
Other income	684,449	107,656
Total	2,714,344	2,320,257

11. Income Taxes

Under the current California state and U.S. federal income tax, the Company’s California subsidiaries are subject to the California state corporate income tax at a rate of 8.84% and federal income tax at a flat rate of 21%.

The Company’s provision for income taxes/(recovery) consisted of the following:

	June 30, 2025	June 30, 2024
	US$	US$
Current	(26,954)	2,145,072
Deferred	(1,536,455)	801,333
Total income tax expenses (recovery)	(1,563,409)	2,946,405

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	June 30, 2025	June 30, 2024
	US$	US$
Statutory tax rate	29.84%	29.84%

(Loss) Income for the year before income taxes	(16,912,176)	10,387,623

Expected income tax expense	(5,046,594)	3,099,667
Permanent differences – deductible state tax expense in computation of federal tax	-	(153,262)
Change in valuation allowance	3,510,139	-
Prior year true-up	(26,954)	-
Total income taxes	(1,563,409)	2,946,405

Significant components of deferred income tax assets and liabilities were as follows:

	June 30, 2025	June 30, 2024
	US$	US$
Deferred income tax assets (liabilities)
Net operating loss carrying forward	5,040,024	-
Allowance for credit loss	177,509	121,503
Valuation allowance	(3,510,139)	-
Property, plant and equipment	(1,707,394)	(1,657,958)
Total deferred income tax assets (liabilities)	-	(1,536,455)

As at June 30, 2025, the Company had federal and state net operating loss carryforwards of US$16.82 million and US$17.05 million, respectively, which may be carried forward indefinitely.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, with 42,250,934 and 41,634,000 shares were issued and outstanding as of June 30, 2025 and 2024, respectively.

On May 15, 2024, the Company issued to EF Hutton LLC (now known as D. Boral Capital LLC; hereinafter, the “Representative”), as representative of the several underwriters with respect to the Company’s initial public offering (the “IPO”), and its affiliates, certain warrants, exercisable during the five-year period from the commencement of sales of the shares of common stock offered in the IPO, entitling the Representative to purchase an aggregate of up to 81,700 shares of common stock at a per share price equal to 125.0% of the public offering price per share in the IPO, or US$6.25 (the “Representative’s Warrants”). The fair value of US$268,430 of the Representative’s Warrants, using the Black Scholes Model with the following weighted-average assumptions: market value of underlying share of US$4.62, risk free rate of 4.46%, expected term of five years; exercise price of the warrants of US$6.25, volatility of 100%; and expected future dividends of nil, was recorded in the Additional Paid-in Capital.

On December 13, 2024, the Company issued 43,147 shares of common stock, par value of US$0.00001 per share, for a price of US$5.79 per share, for an aggregate amount of US$250,000 as 50% of the commitment fee to an investor.

In March 2025, the Company issued 434,879 shares of common stock, par value of US$0.00001 per share, at a price of US$1.72 per share, for an aggregate amount of US$750,000, for Investor Notices pursuant to the SEPA.

In May 2025, the Company issued 138,908 shares of common stock, par value of US$0.00001 per share, at a price of US$1.44 per share, for an aggregate amount of US$200,000, for Investor Notices pursuant to the SEPA.

13. Earnings per Share

Basic and diluted net earnings per share for the year ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
	US$	US$
Numerator:
Net (loss) income attributable to stockholders – basic and diluted	(15,348,767)	7,441,218

Denominator:
Weighted average number of shares of common stock outstanding – basic	41,808,909	40,205,836
(Loss) Earnings per share attributable to stockholders – basic	(0.37)	0.19
Denominator:
Weighted average number of shares of common stock outstanding – diluted	41,808,909	40,216,109
(Loss) Earnings per share attributable to stockholders – diluted	(0.37)	0.19

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period. For the year ended June 30, 2025, the computation of diluted loss per share does not assume the impacts from the exercise of the Company’s outstanding unexercised warrants and the convertible debt, due to its loss position for the year ended June 30, 2025.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies

Other commitments

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of US$4,387,550 (see Note 2) and the operating and finance leases (see Note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of June 30, 2025 and 2024.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations taken as a whole. As of June 30, 2025 and 2024, the Company was not a party to any material legal or administrative proceedings.

15. Related Party Transactions and Balances

Related Parties

Name of related parties	Relationship with the Company
Jacky Chen	Former CEO of the Company’s significant operating subsidiary, Armstrong Logistic Inc. (from January 1, 2021 to December 31, 2021)
Aidy Chou	Founder, CEO, and substantial stockholder
Tong Wu	Founder, Secretary, Treasurer, director, and substantial stockholder
DNA Motor Inc.	A company wholly-owned by Jacky Chen
Junchu Inc.	A company wholly-owned by Tong Wu

Related Party transactions

The Company had the following related party transactions:

(i)	During the year ended June 30, 2025, the Company repaid an aggregate of US$350,209 to the Company’s related parties, Jacky Chen and Tong Wu. During the year ended June 30, 2024, the Company’s related party, Jacky Chen, advanced US$1,000 to support the Company’s working capital needs.

(ii)	DNA Motor Inc., the landlord of five of the Company’s operating leases, is owned by Jacky Chen. During the year ended June 30, 2025, for these operating leases, US$302,855 (2024: US$396,213) of lease expense was recorded in general and administrative expenses, US$8,995,340 (2024: US$11,576,570) was recorded in cost of service, and US$396,654 (2024: US$1,244,809) was recorded in other expenses. The aggregate lease liability associated with these operating leases as of June 30, 2025 was US$24,092,384 (2024: US$32,853,612).

(iii)

During the year ended June 30, 2025, the Company generated revenue of US$118,285 (2024: US$520,805) for providing logistic services to DNA Motor Inc. During the year ended June 30, 2025, the Company paid expenses in the total amount of US$ 680,961 (2024: US$2,549,849) on behalf of DNA Motor Inc.

(iv)	During the year ended June 30, 2025, the Company incurred operating expenses of US$3,541,534 for outside services, warehouse supplies, freight expenses and operating expenses provided by DNA Motor Inc. During the year ended June 30, 2024, the Company incurred operating expenses of US$840,135 and general and administrative expenses of US$613 for outside services, warehouse supplies, freight expenses and operating expenses provided by DNA Motor Inc.

(v)	During the year ended June 30, 2025, the Company generated revenue of US$893,148 (2024: US$2,251,040) for providing warehousing services to DNA Motor Inc.

(vi)	During the year ended June 30, 2025, the Company purchased plant and equipment from DNA Motor Inc. of US$8,000 (2024: US$nil).

(vii)	On January 22, 2024, the Company entered into a loan agreement with Tony Wu for a principal of US$700,000. The loan matured on January 24, 2025 and bore interest at a rate of 3.2% annually. On March 6, 2024, the loan was repaid with the principal and interest expense of US$2,700.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions and Balances (cont.)

Due to related party balance

The Company’s balances due to related parties as of June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
	US$	US$
Tong Wu	-	181,971
Jacky Chen	-	168,238
Total	-	350,209

The due to related party balances as of June 30, 2024 were unsecured, interest-free, and are due on demand.

16. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2025, through the date the consolidated financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements other than the one below:

●	On March 6, 2025, the Company entered into a non-binding Letter of Intent to acquire 100% of the issued and outstanding capital stock of Leopard Transnational Inc., a California-based logistics provider with approximately 360,000 square feet of U.S. warehouse space. The proposed consideration includes common stock and potential earn-out payments. The transaction remains subject to due diligence, negotiation of a definitive agreement, and necessary approvals, and had not been completed as of the date the financial statements were available to be issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of June 30, 2025, our internal control over financial reporting was not effective due to a material control weakness related to inadequate formalization and documentation of internal control policies and procedures over key financial reporting processes.

We have formulated plans to address the above weakness by:

-	engaging a qualified third-party internal audit firm to assist in designing, documenting, and testing our ICFR framework in accordance with SOX requirements;

-	implementing company-wide control policies and standardized procedures for transaction approvals, account reconciliations, and financial reporting cycles ; and

-	designating internal personnel to coordinate control execution, while ensuring proper oversight from our financial and management team.

We will implement the above initiatives will as soon as practicable to address the identified weaknesses.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information to be set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Section 16(a) Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information will be set forth in the 2025 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” and will be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information will be set forth in the 2025 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and will be incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information will be set forth in the 2025 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” and will be incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information will be set forth in the 2025 Proxy Statement under the heading “Matters Relating to the Independent Registered Public Accounting Firm” and will be incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	333-274667	3.1	September 22, 2023

3.2	Amendment to Articles of Incorporation of the Registrant, dated February 22, 2023, for correction of par value	S-1	333-274667	3.2	September 22, 2023

3.3	Bylaws	S-1	333-274667	3.3	September 22, 2023

4.1	Specimen Stock Certificate	S-1	333-274667	4.1	September 22, 2023

4.2	Description of Securities	10-K	001-42099	4.2	September 26, 2024

10.1	Employment Agreement effective as of January 1, 2022 by and between Aidy Chou and Armstrong Logistic	S-1	333-274667	10.1	September 22, 2023

10.2	Employment Agreement effective as of January 1, 2022 by and between Tong Wu and Armstrong Logistic	S-1	333-274667	10.2	September 22, 2023

10.3	Employment Agreement effective as of August 1, 2023 by and between Zhiliang (Ian) Zhou and Armstrong Logistic	S-1	333-274667	10.3	September 22, 2023

10.4	Indemnification Agreement dated September 22, 2023 by and between Aidy Chou and the Registrant	S-1	333-274667	10.4	September 22, 2023

10.5	Indemnification Agreement dated September 22, 2023 by and between Tong Wu and the Registrant	S-1	333-274667	10.5	September 22, 2023

10.6	Indemnification Agreement dated September 22, 2023 by and between Zhiliang (Ian) Zhou and the Registrant	S-1	333-274667	10.6	September 22, 2023

10.7	Indemnification Agreement dated September 22, 2023 by and between Kwong Sang Liu and the Registrant	S-1	333-274667	10.7	September 22, 2023

10.8	Indemnification Agreement dated September 22, 2023 by and between Russel Morgan and the Registrant	S-1	333-274667	10.8	September 22, 2023

10.9	Indemnification Agreement dated September 22, 2023 by and between Florence Ng and the Registrant	S-1	333-274667	10.9	September 22, 2023

10.10	Director Offer Letter, between Kwong Sang Liu and the Registrant, dated September 19, 2023	S-1	333-274667	10.10	September 22, 2023

10.11	Director Offer Letter, between Russell Morgan and the Registrant, dated September 19, 2023	S-1	333-274667	10.11	September 22, 2023

10.12	Director Offer Letter, between Florence Ng and the Registrant, dated September 19, 2023	S-1	333-274667	10.12	September 22, 2023

10.13	Service Agreement dated April 10, 2020 by and between FedEx and Armstrong Logistic	S-1	333-274667	10.13	September 22, 2023

10.14	Standby Equity Purchase Agreement, dated as of November 25, 2024, by and between Armlogi Holding Corp. and YA II PN, LTD.	8-K	001-42099	10.1	November 26, 2024

10.15	First Tranche Convertible Promissory Note, dated November 25, 2024, in favor of YA II PN, LTD.	8-K	001-42099	10.2	November 26, 2024

10.16	Second Tranche Convertible Promissory Note, dated December 17, 2024, in favor of YA II PN, LTD.	8-K	001-42099	10.1	December 20, 2024

10.17	Global Guaranty Agreement, dated November 25, 2024, by Armlogi Logistic Inc., Armlogi Truck Dispatching LLC, Andtech Trucking LLC, Amlogi Trucking LLC, Armlogi Group LLC, and Andtech Customs Broker LLC in favor of YA II PN, LTD.	8-K	001-42099	10.3	November 26, 2024

10.18	Registration Rights Agreement, dated November 25, 2024 by and between Armlogi Holding Corp. and YA II PN, LTD.	8-K	001-42099	10.4	November 26, 2024

10.19	Modification Agreement, dated March 21, 2025, by and between the Company and YA II PN, LTD	8-K	001-42099	10.1	March 24, 2025

10.20	Second Modification Agreement, dated June 6, 2025, by and between the Company and YA II PN, LTD	8-K	001-42099	10.1	June 6, 2025

14.1	Code of Business Conduct and Ethics	S-1	333-274667	14.1	September 22, 2023

19.1	Insider Trading Policy	10-K	001-42099	19.1	September 26, 2024

21.1	Subsidiaries	S-1	333-274667	21.1	September 22, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

97.1	Compensation Recovery Policy	10-K	001-42099	97.1	September 26, 2024

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armlogi Holding Corp.

Date: September 25, 2025	By:	/s/ Aidy Chou
	Name:	Aidy Chou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aidy Chou	Chief Executive Officer, Director, and	September 25, 2025
Name: Aidy Chou	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Sheng-Kai (Scott) Hsu	Chief Financial Officer	September 25, 2025
Name: Sheng-Kai (Scott) Hsu	(Principal Accounting and Financial Officer)

/s/ Tong Wu	Secretary, Treasurer, and Director	September 25, 2025
Name: Tong Wu