Form 10-Q
period 2025-09-30
Armlogi Holding Corp.
filed 2025-11-13
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 45,443,079 shares of common stock, par value $0.00001 per share, outstanding.

Armlogi Holding Corp.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

i

ARMLOGI HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2025 AND JUNE 30, 2025
(US$, except share data, or otherwise noted)

	September 30, 2025	June 30, 2025
	US$	US$
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	6,456,745	9,190,277
Accounts receivable and other receivable, net of credit loss allowance of $594,869 and $594,869	18,390,255	22,207,500
Other current assets	985,422	998,925
Prepaid expenses	1,667,446	1,375,646
Loan receivables, net of credit loss allowance of $nil and $nil	1,713,324	3,893,563
Total current assets	29,213,192	37,665,911
Non-current assets
Restricted cash – non-current	4,391,165	4,387,550
Long-term loan receivables	822,305	-
Property and equipment, net	10,646,576	11,259,820
Intangible assets, net	43,032	54,627
Right-of-use assets – operating leases	109,518,130	115,361,185
Right-of-use assets – finance leases	831,474	745,547
Other non-current assets	871,691	739,555
Total assets	156,337,565	170,214,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	8,042,768	9,604,783
Contract liabilities	826,814	939,097
Accrued payroll liabilities	614,553	283,150
Convertible notes	-	5,292,749
Operating lease liabilities – current	30,348,333	29,280,907
Finance lease liabilities – current	447,338	386,327
Total current liabilities	40,279,806	45,787,013
Non-current liabilities
Operating lease liabilities – non-current	93,254,743	98,939,552
Finance lease liabilities – non-current	421,131	397,692
Total liabilities	133,955,680	145,124,257

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 45,443,079 and 42,250,934 issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	454	422
Additional paid-in capital	20,468,826	16,668,858
Retained earnings	1,912,605	8,420,658
Total stockholders’ equity	22,381,885	25,089,938
Total liabilities and stockholders’ equity	156,337,565	170,214,195

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(US$, except share data, or otherwise noted)

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024
	US$	US$
	Unaudited	Unaudited
Revenue	49,473,179	42,481,896
Costs of services	51,957,262	46,088,686
Gross loss	(2,484,083)	(3,606,790)

Operating costs and expenses:
General and administrative	4,217,306	3,668,825
Total operating costs and expenses	4,217,306	3,668,825

Loss from operations	(6,701,389)	(7,275,615)

Other (income) expenses:
Other income, net	(738,592)	(1,205,665)
Finance costs	548,345	9,008
Total other (income) expenses	(190,247)	(1,196,657)

Loss before provision for income taxes	(6,511,142)	(6,078,958)

Current income tax recovery	(3,089)	(57,589)
Deferred income tax recovery	-	(1,373,498)
Total income tax recovery	(3,089)	(1,431,087)
Net loss	(6,508,053)	(4,647,871)
Total comprehensive loss	(6,508,053)	(4,647,871)

Basic & diluted net loss per share	(0.15)	(0.11)
Weighted average number of shares of common stock-basic and diluted	42,462,207	41,634,000

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Three Months Ended
Balance as of June 30, 2024	41,634,000	416	15,468,864	23,769,425	39,238,705
Net loss	—	—	—	(4,647,871)	(4,647,871)
Balance as of September 30, 2024 (unaudited)	41,634,000	416	15,468,864	19,121,554	34,590,834

Balance as of June 30, 2025	42,250,934	422	16,668,858	8,420,658	25,089,938
Net loss	—	—	—	(6,508,053)	(6,508,053)
Shares issued for Investor Notices pursuant to Standby Equity Purchase Agreement (SEPA)	3,192,145	32	3,799,968	—	3,800,000
Balance as of September 30, 2025 (unaudited)	45,443,079	454	20,468,826	1,912,605	22,381,885

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)
(US$, except share data, or otherwise noted)

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024
	US$	US$
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	(6,508,053)	(4,647,871)
Adjustments for items not affecting cash:
Depreciation of property and equipment and right-of-use financial assets	778,520	617,166
Amortization	11,595	8,829
Non-cash operating leases expense	1,225,671	2,682,178
Current estimated credit loss	-	126,936
Accretion of convertible notes	527,251	-
Deferred income taxes	-	(1,373,498)
Interest income	(15,375)	(33,736)
Changes in operating assets and liabilities
Accounts receivable and other receivables	3,817,245	160,623
Other current assets	13,503	(250,770)
Other non-current assets	(132,136)	(106,085)
Prepaid expenses	(291,799)	316,745
Accounts payable & accrued liabilities	(1,574,944)	(1,927,718)
Contract liabilities	(112,283)	498,249
Income tax payable	-	(57,589)
Accrued payroll liabilities	331,403	374,429
Net cash used in operating activities	(1,929,402)	(3,612,112)

Cash Flows from Investing Activities:
Purchase of property and equipment	(56,077)	(1,353,297)
Loan disbursements	(2,370,000)	(1,000,000)
Proceeds from loan repayments	3,743,309	1,036,705
Net cash provided by (used in) investing activities	1,317,232	(1,316,592)

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(97,747)	(35,831)
Repayments of convertible notes	(2,020,000)	—
Net cash used in financing activities	(2,117,747)	(35,831)

Net decrease in cash and cash equivalents and restricted cash	(2,729,917)	(4,964,535)
Cash and cash equivalents and restricted cash, beginning of the period	13,577,827	9,950,384
Cash and cash equivalents and restricted cash, end of the period	10,847,910	4,985,849
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:
Cash and cash equivalents	6,456,745	2,924,176
Restricted cash – non-current	4,391,165	2,061,673
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Balance Sheets	10,847,910	4,985,849

Supplemental Disclosure of Cash Flows Information:
Non-cash Transactions:
Right-of-use assets acquired in exchange for finance lease liabilities	182,197	—
Shares issued for Investor Notices pursuant to SEPA by reducing the convertible notes	3,800,000	—

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2025.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2025, and its results of operations and cash flows for the three-month period then ended. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2026.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $6.5 million during the three months ended September 30, 2025 and as of that date, had a net current liability of $11.1 million. Without additional financing, the Company may not be able to fund its ongoing operations. The Company is expanding its service offerings to new customers, optimizing warehouse utilization, and developing higher-margin logistics solutions to improve profitability and cash generation. Management is executing a cost optimization plan, including delaying certain non-essential capital expenditures, reducing third-party service costs, and improving operational efficiency across warehouse operations to preserve cash flow. In addition, the Company is in discussions with several financial institutions and investors to secure additional credit facilities and other forms of financing to strengthen working capital. There is no assurance that the Company will be able to obtain financings or obtain them on favorable terms. These uncertainties may cast significant doubt on the Company’s ability to continue as a going concern. The Company will need to raise sufficient working capital to maintain operations. These financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (‘U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates required to be made by management include useful lives of property and equipment, allowance for credit losses for accounts receivable and other receivables, and loan receivables.

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

Certain risks and concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and restricted cash, receivables, loan receivables, other current assets, and other non-current assets. As of September 30, 2025 and June 30, 2025, substantially all of the Company’s cash and cash equivalents and restricted cash were held in EastWest Bank located in the U.S., which management considers to be of high credit quality.

As of September 30, 2025 and June 30, 2025, the largest three accounts receivable balances from customers accounted for 44% and 66% of the total balance of accounts receivable, respectively.

Accounts receivable and other receivables

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers. The carrying value of the Company’s receivables, net of the expected credit loss, represents their estimated net realizable value. The Company evaluates the expected credit loss of accounts receivable and other receivables on a loss rate method based on historical information adjusted for current conditions and future estimated economic performance. The Company’s credit term generally ranges from 3 to 30 days. If there is an approval from the board of the Company, the credit term can extend to 180 days.

Loans receivables

Loan receivables are carried at amortized cost, net of an allowance for credit losses, in accordance with ASC 326, Financial Instruments – Credit Losses (CECL).

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Loans receivables (cont.)

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

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses on disposals are the differences between net sales proceeds and carrying amounts of the relevant assets and are recognized in the unaudited condensed consolidated statements of operations and comprehensive loss.

Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, right-of-use assets (operating lease and finance lease) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the three months ended September 30, 2025 and 2024.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services that are provided to the customer, including certain ancillary services, such as loading/unloading, freight insurance, and customs clearance, represent a single performance obligation, as these promises are not distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based on the departure date and the delivery date. Determination of the transit period and the percentage of completion of the shipment as of the reporting date will affect the timing of revenue recognition. The Company has determined that revenue recognition based on the time in transit provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The change in contract liabilities is due to the timing of customer deposits for orders, offset by customer deposits recognized as revenue during the period. The Company expects to recognize revenue for any performance obligations within a twelve-month period and have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of one year or less.

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

(iv)	Step 4: Allocate the transaction price to the performance obligations in the contract

(v)	Step 5: Recognize revenue when the Company satisfies a performance obligation

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation since it is in control of establishing the prices for the specified services, managing all aspects of the shipment process, and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the unaudited condensed consolidated statements of operations and comprehensive loss.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Revenue recognition (cont.)

A summary of the Company’s revenue disaggregated by major service lines is as follows:

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024
	US$	US$
Transportation services	32,075,786	28,490,756
Warehousing services	17,380,018	13,973,694
Other services	17,375	17,446
Total	49,473,179	42,481,896

Contract liabilities

Contract liabilities represent payments received from customers in excess of the revenue recognized. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting year. The Company classifies these customer deposits as short-term contract liabilities, as the Company expects to satisfy these obligations within its normal operating cycle, which is generally one year. For the three months ended September 30, 2025 and 2024, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were $862,145 and $276,463, respectively.

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

The Company also applies the practical expedient that permits the recognition of employee sales commissions related to transportation services as an expense when incurred, since the amortization period of such costs is less than one year. These costs are included in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. Lease expenses for lease payments are recognized on a straight-line basis over the lease term and are included in general and administrative expenses, costs of services and other expenses.

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

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of September 30, 2025 and June 30, 2025.

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

All the Company’s business activities for the three months ended September 30, 2025 and 2024 were conducted in the U.S. Therefore, revenue for the three months ended September 30, 2025 and 2024 were all from the U.S.

The Company’s long-lived assets consist primarily of property and equipment, right-of-use assets and restricted cash. As of September 30, 2025 and June 30, 2025, all of the Company’s long-lived assets were in the U.S.

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

The Company’s financial instruments include cash and cash equivalents and restricted cash, accounts receivable and other receivables, loan receivables, long-term loan receivables, other current assets, accounts payable and accrued liabilities, accrued payroll liabilities, and lease liabilities. The carrying amounts of cash and restricted cash, accounts receivable and other receivables, loan receivables, other current assets, accounts payable and accrued liabilities, accrued payroll liabilities, and short-term lease liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s long-term loan receivables and long-term lease liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring or non-recurring basis as of September 30, 2025 and June 30, 2025.

Costs of services

Costs of services primarily consist of amortization and depreciation, equipment lease and warehouse lease expenses, freight expenses, port handling and customs fees, salary and benefits, temporary labor expenses, warehouse expenses, utilities and other expenses.

General and administrative expenses

General and administrative expenses primarily consist of office expenses, professional fees, rental expenses, repairs and maintenance, and salary and benefits

Recently issued accounting standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s CODM. The new standard is effective for the Company for its annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024, which did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Accounts Receivable and Other Receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	September 30, 2025	June 30, 2025
	US$	US$
Accounts receivable – third parties	18,679,435	22,713,346
Accounts receivable – a related party	-	912
Other receivables – third parties*	305,689	88,111
Gross total	18,985,124	22,802,369
Less: allowance for credit loss	(594,869)	(594,869)
Total	18,390,255	22,207,500

*	The balance is comprised primarily of accounts receivable associated with service arrangements that are not within the scope of ASC 606.

The allowance for credit loss for the three months ended September 30, 2025 and the fiscal year ended June 30, 2025 consisted of the following:

	September 30, 2025	June 30, 2025
	US$	US$
Balance as of beginning	594,869	407,182
Additional provision	-	275,610
Write-off	-	(87,923)
Ending balance	594,869	594,869

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2025	June 30, 2025
	US$	US$
Furniture and fixtures	10,421,977	10,414,191
Auto & Truck	2,673,189	2,624,905
Trailers & track chassis	2,215,011	2,215,011
Machinery & equipment	2,152,049	2,139,119
Leasehold improvement	139,541	139,541
Total	17,601,767	17,532,767
Less: Accumulated depreciation	(6,955,191)	(6,272,947)
Property and equipment, net	10,646,576	11,259,820

Depreciation expenses are recorded in costs of services and general and administrative expenses. The Company recorded depreciation expenses of US$682,244 and US$578,432 during the three months ended September 30, 2025 and 2024, respectively. Specifically, US$633,172 and US$436,368 of the depreciation expenses were recorded in costs of services for the three months ended September 30, 2025 and 2024, respectively. US$49,072 and US$142,064 of the depreciation expenses were recorded in general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively.

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2025	June 30, 2025
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated depreciation	(142,747)	(131,152)
Intangible assets, net	43,032	54,627

The Company recorded amortization of US$11,595 and US$8,829, which were included in costs of services, for the three months ended September 30, 2025 and 2024, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Loan Receivables

The Company’s loan receivables consisted of the following:

i)	On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc. in the principal amount of US$600,000. The loan originally matured on January 24, 2025 and bore an interest rate of 3.2% annually. The maturity date of the loan was extended to April 24, 2025 on January 20, 2025, further extended to July 24, 2025 on April 18, 2025, and was further extended to January 24, 2026 on July 18, 2025.

ii)	On May 21, 2024, the Company entered into a loan agreement with MYJW LLC. in the principal amount of US$400,000. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually.

iii)	On May 28, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.5 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid on November 14, 2024, and September 19, 2025 with US$1.0 million and US$0.5 million, respectively.

iv)	On June 6, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid during the three months ended September 30, 2025.

v)	On June 13, 2024, the Company entered into a loan agreement with Bacalar Enterprise Freight Inc. in the principal amount of US$250,000. The loan originally matured on June 13, 2025 and bears interest at a rate of 3.2% annually. The maturity date of the loan was extended to December 13, 2025 on June 10, 2025.

vi)	On August 29, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid during the three months ended September 30, 2025.

vii)	On August 7, 2025, the Company entered into a loan agreement with Leopard Transnational Inc. in the principal amount of US$200,000. The loan matures on August 7, 2026 and bears interest at a rate of 3.6% annually. A partial payment of US$50,000 was repaid by Leopard Transnational Inc. on August 21, 2025. The Company expects the loan to be repaid upon maturity.

viii)	On September 8, 2025, the Company entered into a loan agreement with Leopard Transnational Inc. in the principal amount of US$250,000. The loan matures on September 8, 2026 and bears interest at a rate of 3.6% annually.

ix)	On September 9, 2025, the Company entered into a loan agreement with Kimberly Tenneco Inc. in the principal amount of US$820,000. As security for loan repayment, Kimberly Tenneco Inc. has pledged its inventory currently held in the Company’s warehouse as collateral. The value of the collateralized inventory is equivalent to the outstanding loan amount, ensuring a 1:1 collateral coverage ratio. The loan matures on December 31, 2026 and bears interest at a rate of 5.0% annually.

As of September 30, 2025, the Company recorded a loan receivable balance of US$1,713,324 and long-term loan receivable of US$822,305, including accrued interest income of US$65,629.

As of June 30, 2025, the Company recorded a loan receivable balance of US$3,893,563 and long-term loan receivable of US$Nil, including accrued interest income of US$143,563.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases

As of September 30, 2025, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates from October 2025 through November 2034 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised. The Company had certain sublease contracts and recognized US$81,900 and US$727,498 lease income, recorded in other income, during the three months ended September 30, 2025 and 2024, respectively.

During the three months ended September 30, 2025, the Company did not recognize any additional operating lease liabilities.

The components of lease expenses were as follows:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
	US$	US$
Operating:
Operating lease expenses	9,177,790	8,111,425

Financing:
Accretion	21,094	9,008
Amortization – included in costs of services	72,514	38,733
Total	93,608	47,741

Cash paid for amounts included in the measurement of liabilities:
Operating cash flows used in operating leases	7,952,117	5,429,247
Operating cash flows used in finance leases	21,094	9,008
Financing cash flows used in finance leases	97,747	35,831
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	-	-
Finance leases	182,197	-

The Company recorded operating lease expenses of US$9,177,790 and US$8,111,425 during the three months ended September 30, 2025 and 2024, respectively. Specifically, US$8,564,132 and US$7,621,771 of operating lease expenses were recorded in costs of services for the three months ended September 30, 2025 and 2024, respectively. US$613,658 and US$93,000 of operating lease expenses were recorded in general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively. US$Nil and US$396,654 of operating lease expenses were recorded in other expenses for the three months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2026	23,158,753	371,457
2027	36,578,138	382,257
2028	37,872,441	147,196
2029	25,804,167	77,250
2030 and beyond	39,734,608	-
Total minimum lease payment	163,148,107	978,160
Less: imputed interest	(39,545,031)	(109,691)
Total lease liabilities	123,603,076	868,469
Less: current potion	(30,348,333)	(447,338)
Non-current portion	93,254,743	421,131

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases (cont.)

Weighted average remaining lease term:

Operating leases	5.00 years
Finance leases	2.35 years

Weighted average discount rate:

Operating leases	10.33%
Finance leases	10.17%

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2025	June 30, 2025
	US$	US$
Accounts payable	7,588,236	9,005,727
Credit card Payable	307,981	485,909
Other liabilities	146,551	113,147
Total	8,042,768	9,604,783

Other liabilities as of September 30, 2025 and June 30, 2025 mainly consisted of tenant deposits.

9. Convertible notes

On November 25, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company had the right to sell to the Investor up to $50.0 million (the “Commitment Amount”) of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, the Investor agreed to advance to the Company pursuant to certain convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $21.0 million (the “Pre-Paid Advance”), subject to a 10% original issue discount, to be disbursed to the Company in three tranches:

●	The first Pre-Paid Advance was disbursed on November 25, 2024 (Promissory Note 1), in the amount of $5.0 million and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The second Pre-Paid Advance was disbursed on December 17, 2024 (Promissory Note 2), in the amount of $5.0 million and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The third Pre-Paid Advance, originally expected to be advanced in the principal amount of $11.0 million on the second trading day after the initial Registration Statement (as defined in the SEPA) first became effective, may no longer be disbursed, since the initial Registration Statement did not become effective within 75 calendar days of the date of the registration rights agreement entered into between the Company and the Investor in connection with the SEPA, which was a condition precedent to such advance.

According to the SEPA, the Company, at its sole discretion, had the right, but not the obligation, to issue and sell to the Investor, and the Investor was bound to subscribe for and purchase the Company’s common stock by the delivery to the Investor of Advance Notices (as defined in the SEPA). In addition, the Investor, at its sole discretion, has the right, but not the obligation, by the delivery to the Company of Investor Notices, to cause an Advance Notice to be deemed delivered to the Investor and the issuance and sale of shares of the Company’s common stock to the Investor as long as a balance was outstanding under a Convertible Note.

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

Unless earlier terminated as provided thereunder, the SEPA was automatically terminable on the earliest of (i) November 25, 2026, provided that if any Convertible Notes then outstanding, such termination shall be delayed until such date that all Convertible Notes that were outstanding have been repaid, or (ii) the date on which the Investor has made payment of Pre-paid Advances pursuant to SEPA for shares of common stock equal to $50,000,000.

Advance Notice

If the Company requested a purchase of shares of common stock from the Investor by the delivery of an Advance Notice to the Investor, the purchase price therefor was the price per share of common stock obtained by multiplying the market price by (i) 95% in respect of an Advance Notice within an Option 1 Pricing Period (as defined below) or (ii) 97% in respect of an Advance Notice with an Option 2 Pricing Period (as defined below).

The “Option 1 Pricing Period” means the period on the applicable advance notice date with respect to an Advance Notice selecting an Option 1 Pricing Period commencing (i) if submitted to Investor prior to 9:00 a.m. Eastern Time on a trading day, the open of trading on such day or (ii) if submitted to Investor after 9:00 a.m. Eastern Time on a trading day, upon receipt by the Company of written confirmation of acceptance of such Advance Notice by the Investor (or the open of regular trading hours, if later), and which confirmation specified such commencement time, and, in either case, ending on 4:00 p.m. New York City time on the applicable Advance Notice date, or such other time as agreed to by the parties. The “Option 1 market price” means the VWAP of the common stock during the Option 1 Pricing Period.

The “Option 2 Pricing Period” means the three consecutive trading days commencing on the Advance Notice Date. The Option 2 market price shall mean the VWAP of the common stock during the Option 1 Pricing Period.

Investor Notice

If the Investor requested a sale from the Company by the delivery of an Investor Notice to the Company, the purchase price, as of any conversion date or other date of determination, was be the lower of (i) $7.5937 per share of common stock, or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Price”), which Variable Price was no lower than the floor price ($1.1880) (the “Floor Price”) then in effect.

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

In September 2025, the Company issued 77,669 and 3,114,476 shares of common stock, par value of US$0.00001 per share, at a price of US$1.29 and US$1.19 per share, respectively, for an aggregate amount of US$3,800,000, for Investor Notices pursuant to the SEPA.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Convertible notes (cont.)

Repayments of Convertible Notes

Interest accrued on the outstanding principal balance of the Convertible Notes at an annual rate equal to 0% (“Interest Rate”), which Interest Rate would increase to an annual rate of 18% upon the occurrence of an event of default (for so long as such event remains uncured).

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

First Modification

Pursuant to the Modification Agreement signed with the Investor on March 21, 2025 (the “First Modification”), the Company confirmed, acknowledged, and agreed that an event described in Section 1(c) of the Convertible Notes occurred (the “Floor Price Event”) and is continuing, because the VWAP was less than the Floor Price for five consecutive Trading Days. The Company acknowledges that the occurrence of the Floor Price Event constitutes an Amortization Event under the Convertible Notes, requiring the Company to make monthly cash payments in accordance with Section 1(c) of the Convertible Notes. In connection with this obligation, the Company agreed to make cash payments on specified dates and in minimum amounts.

The payment schedule began with an initial payment of $850,000 due on March 24, 2025, followed by eight weekly minimum payments of $200,000 each, commencing the week of March 31, 2025, and continuing through the week of May 19, 2025. In total, the Company was obligated to make minimum payments of $2,450,000 under this schedule.

The Company fully settled these minimum payments in accordance with the payment schedule. The Company also retains the option to make payments in excess of the stated minimums, and any such additional amounts are applied first to reduce the original principal balance of the Convertible Note dated November 25, 2025.

In consideration of the covenants and agreements set forth in the Modification Agreement dated March 21, 2025, the Investor agreed, from the date thereof until May 20, 2025, to: (A) defer the Company’s obligation to make monthly payments as a result of the Floor Price Event or otherwise pursuant to Section 1(c) of the Convertible Notes, (B) not to submit any Conversion Notices or Investor Notices unless the stock traded at a price per share greater than $1.80 at the time any such notice was delivered, and (C) waived the application of the Payment Premium in respect of Company payments made in accordance with Section 2 above; in each case provided that (i) the Company strictly complied with the terms of the Modification Agreement and (ii) there was no occurrence or existence of any Event of Default or any breach of any term of any of the Financing Documents.

Since the change of the modified debt instrument was not substantially different from those of the old debt, the First Modification is accounted for as a modification.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Convertible notes (cont.)

Repayments of Convertible Notes (cont.)

Second Modification

Pursuant to the Modification Agreement signed with the Investor on June 6, 2025 (the “Second Modification”), the Company also agreed to make, cash payments on the dates and in the minimum amounts under the promissory notes in the aggregate, as set forth below. The Company may, at its option, make cash payments in excess of the minimum amounts set forth below. Payment made pursuant to the Modification Agreement was applied first to Promissory Note 2, then to Promissory Note 1, unless otherwise agreed by the parties.

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

The Company has fully settled the repayments pursuant to the First Modification and Second Modification, and upon the conversion in September 2025, all outstanding convertible notes were fully settled

10. Other Income (Expenses)

Other income and expenses consisted of the following:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
	US$	US$
Rental income	81,900	727,498
Rental expense	-	(408,098)
Interest income	44,241	33,736
Credit card rebate income	152,380	317,989
Other income	460,071	534,540
Total	738,592	1,205,665

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, with 45,443,079 and 42,250,934 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively.

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

In September 2025, the Company issued 77,669 and 3,114,476 shares of common stock, par value of US$0.00001 per share, at a price of US$1.29 and US$1.19 per share, respectively, for an aggregate amount of US$3,800,000, for Investor Notices pursuant to the SEPA.

12. Earnings per Share

Basic and diluted net earnings per share for the three months ended September 30, 2025 and 2024 were as follows:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
	US$	US$
Numerator:
Net loss attributable to stockholders	(6,508,053)	(4,647,871)

Denominator:
Weighted average number of shares of common stock outstanding – basic and diluted	42,462,207	41,634,000
Earnings per share attributable to stockholders – basic and diluted	(0.15)	(0.11)

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period. For the three months ended September 30, 2025 and 2024, the computation of diluted loss per share does not assume the impacts from the exercise of the Company’s outstanding unexercised warrants and the convertible debt, due to its loss position for the three months ended September 30, 2025 and 2024.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Commitments and Contingencies

Other commitments

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of $4,391,165 (see Note 2) and the operating and finance leases (See Note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of September 30, 2025 and June 30, 2025.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations taken as a whole. As of September 30, 2025 and June 30, 2025, the Company was not a party to any material legal or administrative proceedings.

14. Related Party Transactions and Balances

Related Parties

Name of related parties	Relationship with the Company
Jacky Chen	Former CEO of the Company’s significant operating subsidiary, Armstrong Logistic Inc. (from January 1, 2021 to December 31, 2021)
Aidy Chou	Founder, CEO, and substantial stockholder
DNA Motor Inc.	A company wholly-owned by Jacky Chen

Related Party Transactions

The Company had the following related party transactions:

(i)	DNA Motor Inc. (“DNA”), the lessor of four of the Company’s operating leases, is owned by Jacky Chen. During the three months ended September 30, 2025, for these operating leases, US$75,714 (2024: US$94,829) lease expense was recorded in general and administrative expenses, US$2,248,835 (2024: US$2,989,368) was recorded in costs of services and US$Nil (2024: US$408,098) was recorded in other expenses. The aggregate lease liability associated with these operating leases as of September 30, 2025 and June 30, 2025 was US$22,412,152 and US$24,092,384, respectively. The aggregate right-of-use assets related to these operating leases as of September 30, 2025 and June 30, 2025 was US$21,647,071 and US$23,410,085, respectively.

(ii)	During the three months ended September 30, 2025, the Company generated revenue of US$Nil (2024: US$553) for providing logistic services to DNA. During the three months ended September 30, 2025, the Company generated revenue of US$Nil (2024: US$884,700) for providing warehouse services to DNA. During the three months ended September 30, 2025, the Company paid expenses in the total amount of US$3,287 (2024: US$716,789) on behalf of DNA. The amount due from DNA is included in accounts receivable from a related party as disclosed in Note 3.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Related Party Transactions and Balances (cont.)

Related Party Transactions (cont.)

(iii)	During the three months ended September 30, 2025, the Company incurred general and administrative expenses of US$1,068,596 for outside services, warehouse supplies, freight expenses and operating expenses provided by DNA. During the three months ended September 30, 2024, the Company incurred general and administrative expenses of US$607 for outside services, warehouse supplies, freight expenses and operating expenses provided by DNA.

15. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2025, through the date the condensed consolidated financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited interim condensed consolidated financial statements other than the below one.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth under “Item 1A. Risk Factors” included in our annual report on Form 10-K (File No. 001-42099) for the fiscal year ended June 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 25, 2025 (the “Annual Report”).

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate ten warehouses across the country, with an aggregate gross floor area of approximately 3,905,020 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of September 30, 2025 and June 30, 2025, we had an active customer base of 607, and 505, respectively, for our warehousing and logistics services.

For the three months ended September 30, 2025 and 2024, we had total revenue of $49.5 million and $42.5 million, and net loss of $6.5 million and $4.6 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant portion of our revenue from customers based in China. During the three months ended September 30, 2025 and 2024, we generated approximately 83% and 85% of our revenue from PRC-based customers, respectively.

Results of Operations

The following table outlines our consolidated statements of operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
	US$	US$
Revenue	49,473,179	42,481,896
Costs of services	51,957,262	46,088,686
Gross loss	(2,484,083)	(3,606,790)

Operating costs and expenses:
General and administrative	4,217,306	3,668,825
Total operating costs and expenses	4,217,306	3,668,825

Loss from operations	(6,701,389)	(7,275,615)

Other (income) expenses:

Other income, net	(738,592)	(1,205,665)
Finance costs	548,345	9,008
Total other (income) expenses	(190,247)	(1,196,657)

Loss before provision for income taxes	(6,511,142)	(6,078,958)

Current income tax recovery	(3,089)	(57,589)
Deferred income tax recovery	-	(1,373,498)
Total income tax recovery	(3,089)	(1,431,087)
Net loss	(6,508,053)	(4,647,871)
Total comprehensive loss	(6,508,053)	(4,647,871)

Basic & diluted net loss per share	(0.15)	(0.11)
Weighted average number of shares of common stock-basic and diluted	42,462,207	41,634,000

Revenue, costs of services, and gross profit margin

The following table sets forth our revenue for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
	US$	US$
Revenue	49,473,179	42,481,896
Costs of services	51,957,262	46,088,686
Gross loss	(2,484,083)	(3,606,790
Gross loss margin %	(5.0)%	(8.5)%

The following table outlines the compositions of our revenue streams:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
	US$	US$
Transportation services	32,075,786	28,490,756
Warehousing services	17,380,018	13,973,694
Other services	17,375	17,446
Total	49,473,179	42,481,896

Our revenue increased by $7.0 million, or 16.5%, to $49.5 million during the three months ended September 30, 2025, compared to $42.5 million for the same period in 2024. The increase was due to the following factors:

1)	Revenue from our transportation services increased by $3.6 million, or 12.6%, for the three months ended September 30, 2025, compared with the same period in 2024, due to the addition of new warehouse locations, which resulted in an increase in shipment volume for the three months ended September 30, 2025.

2)	Revenue from our warehousing services increased by $3.4 million, or 24.4%, for the three months ended September 30, 2025, compared with the same period in 2024. As an integrated part of our one-stop warehousing and logistics services, revenue increase from our warehousing services was driven by the growth in our transportation services and the addition of new warehouses acquired in 2025.

The following table sets forth a breakdown of our costs of services for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
	US$	US$
Amortization	11,595	8,829
Depreciation	729,441	475,101
Lease expenses	10,530,545	9,106,604
Freight expenses	27,680,285	25,706,479
Port handling and customs fees	78,880	152,745
Salary and benefits	2,522,095	2,564,863
Temporary labor expenses	7,081,538	5,720,926
Warehouse expenses	2,848,860	2,059,111
Utilities	315,141	229,220
Other expenses	158,882	64,808
Total	51,957,262	46,088,686

Our costs of services mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of services increased by $5.9 million, or 12.7%, during the three months ended September 30, 2025, compared with the same period in 2024. The increase was primarily driven by the following two factors:

i.	Between September 30, 2024 and September 30, 2025, the Company expanded its operations through opening two new warehouses, including a new warehouse in the State of Illinois. These new facilities focused less on the traditional drop-shipping model, instead operating as hubs for lower profit margin services such as transfers or returns. These dynamics resulted in a notable increase in warehouse labor, rental, and other related operating expenses.

ii.	Freight costs increased in line with the increase in revenue from transportation services. In addition, the Company’s gross profit margin on FedEx shipments increased to 6% during the three months ended September 30, 2025, compared to 2% during the same period in 2024. This increase is largely driven by the transition of part of the freight volume to third-party vendors shipping through FedEx that provided more competitive pricing for different shipment size and weight brackets, lowering costs, increasing shipping options, and stabilizing the cost structure.

Our overall gross loss margin improved from (8.5%) for the three months ended September 30, 2024 to (5.0%) for the same period in 2025, primarily due to expanded shipping options and lowered shipping costs. Working with several different third-party FedEx vendors has allowed us to provide competitive shipping prices across a wider range of shipment sizes and weights compared to working only with FedEx directly. Although revenue increased by $7.0 million during this period, the Company was unable to generate profit from warehouse-related expenditures.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
	US$	US$
Bank charges	42,400	40,390
Amortization	49,071	142,064
Office expenses	1,029,752	1,164,214
Professional fees	407,658	387,263
Rental expenses	641,895	113,354
Repairs and maintenance	729,157	339,068
Salary and benefits	839,731	1,181,280
Sundries	48,011	47,745
Tax and licenses	126,521	67,455
Vehicle expenses	176,454	33,638
Other expenses	126,656	25,418
Credit loss expenses	-	126,936
Total	4,217,306	3,668,825

Our general and administrative expenses increased by $0.5 million, from $3.7 million for the three months ended September 30, 2024 to $4.2 million for the same period in 2025, representing an increase of 14.9%. The increase was due to the following factors:

1)	Rental expenses increased by $0.5 million, or 462.7%. The increase is mainly due to the reclassification of abnormal capacity portion of new warehouses (EWS1 and ONT1) from cost to general and administrative expenses.

2)	Repairs and maintenance expenses increased by $0.4 million, or 107.9%, as a result of the growth in our transportation services.

3)	Salary and benefits decreased by $0.3 million, or 28.9%, mainly due to the Company being overcharged for workers’ comp insurance in the three months ended September 30, 2024, which was refunded in December 2024.

Income Tax

Our income tax recovery decreased by $1.4 million for the three months ended September 30, 2025 compared to the same period in 2024, mainly due to the non-recurring reversal of previously recognized deferred tax liabilities during the three months ended September 30, 2024.

Net loss

As a result of the foregoing, our net loss for the three months ended September 30, 2025 was $6.5 million, compared with $4.6 million for the same period in 2024, representing an increase in net loss by $1.9 million.

Liquidity and Capital Resources

Going Concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $6.5 million during the three months ended September 30, 2025 and as of that date, had a net current liability of $11.1 million. Without additional financing, the Company may not be able to fund its ongoing operations. The Company is expanding its service offerings to new customers, optimizing warehouse utilization, and developing higher-margin logistics solutions to improve profitability and cash generation. Management is executing a cost optimization plan, including delaying certain non-essential capital expenditures, reducing third-party service costs, and improving operational efficiency across warehouse operations to preserve cash flow. In addition, the Company is in discussions with several financial institutions and investors to secure additional credit facilities and other forms of financing to strengthen working capital. There is no assurance that the Company will be able to obtain financings or obtain them on favorable terms. These uncertainties may cast significant doubt on the Company’s ability to continue as a going concern. The Company will need to raise sufficient working capital to maintain operations. These financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this Quarterly Report, we have financed our operations primarily through cash generated by operating activities and capital contributions from stockholders. As of September 30, 2025 and June 30, 2025, we had cash and cash equivalents and restricted cash of $10.8 million and $13.6 million, respectively, which primarily consisted of cash deposited in banks.

Our working capital requirements mainly consist of costs of services and general and administrative expenses. We expect that our capital requirements will be met by cash generated from our operating activities and financing activities. We believe that our current cash and cash generated from our operating activities will be sufficient to meet our current and anticipated working capital requirements and capital expenditures for at least the next 12 months. We may, however, need additional cash resources in the future if we experience changes in our business conditions or other developments.

Cash Flows for the three months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
	US$	US$
Net cash used in operating activities	(1,929,402)	(3,612,112)
Net cash provided by (used in) investing activities	1,317,232	(1,316,592)
Net cash used in financing activities	(2,117,747)	(35,831)
Net decrease in cash and cash equivalents and restricted cash	(2,729,917)	(4,964,535)
Cash and cash equivalents and restricted cash at beginning of the period	13,577,827	9,950,384
Cash and cash equivalents and restricted cash at end of the period	10,847,910	4,985,849

We had a balance of cash and cash equivalents and restricted cash of $10.8 million as of September 30, 2025, compared with a balance of $13.6 million as of June 30, 2025. During the three months ended September 30, 2025, changes in our cashflow were mainly due to the following activities:

Operating Activities

Net cash used in operating activities was $1.9 million for the three months ended September 30, 2025, compared to net cash used in operating activities of $3.6 million for the same period in 2024, representing a $1.7 million increase in the net cash inflow from operating activities. The increase was primarily due to the following:

(i)	We had net loss of $6.5 million for the three months ended September 30, 2025. For the three months ended September 30, 2024, we had net loss of $4.6 million, which led to a $1.9 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables were $3.8 million cash inflow for the three months ended September 30, 2025. For the three months ended September 30, 2024, changes in accounts receivable and other receivables were $0.2 million cash inflow, which led to a $3.6 million increase in net cash inflow from operating activities.

(iii)	Changes in accounts payable and accrued liabilities used $1.6 million net cash outflow for the three months ended September 30, 2025. For the three months ended September 30, 2024, changes in accounts payable and accrued liabilities provided net cash outflow of $1.9 million, which led to a $0.4 million increase in net cash inflow from operating activities.

(iv)	Changes in non-cash items provided $2.5 million net cash inflow for the three months ended September 30, 2025. For the three months ended September 30, 2024, changes in non-cash items provided net cash inflow of $2.0 million, which led to a $0.5 million increase in net cash inflow from operating activities.

Investing Activities

Net cash provided by investing activities was $1.3 million for the three months ended September 30, 2025, primarily attributable to $0.06 million cash used for the purchase of property and equipment, $2.4 million cash used for loans extended to others, and $3.7 million proceeds received from loan repayments.

For the three months ended September 30, 2024, net cash used in investing activities was $1.3 million, primarily attributable to $1.4 million cash used for the purchase of property and equipment, $1.0 million cash used for loans extended to others, and $1.0 million proceeds received from loan repayments.

Financing Activities

For the three months ended September 30, 2025, we had net cash used in financing activities of $2.1 million, which was primarily attributable to the $0.1 million used to repay finance lease liabilities and $2.02 million used to repay convertible notes.

For the three months ended September 30, 2024, we had net cash used in financing activities of $0.04 million, which was primarily attributable to the net effects of $0.04 million used to repay finance lease liabilities.

Commitments and Contractual Obligations

As of September 30, 2025, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through October 2025 to November 2034 with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised.

As of September 30, 2025, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2026	23,158,753	371,457
2027	36,578,138	382,257
2028	37,872,441	147,196
2029	25,804,167	77,250
2030 and beyond	39,734,608	-
Total minimum lease payment	163,148,107	978,160
Less: imputed interest	(39,545,031)	(109,691)
Total lease liabilities	123,603,076	868,469
Less: current potion	(30,348,333)	(447,338)
Non-current portion	93,254,743	421,131

Other than the above leases, we did not have significant commitments, long-term obligations, or guarantees as of September 30, 2025.

Off-balance Sheet Commitments and Arrangements

Other than two standby letters of credit with Eastwest Bank in the aggregate amount of $4,391,165, we did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2025, we still have an unused line of credit of $4,391,165 with Eastwest Bank.

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

Despite that management determines that there are no critical accounting estimates, the one that requires relatively significant estimates relates to useful lives of property and equipment, allowance for credit losses for accounts receivable and other receivables, and loan receivables.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds raised from the initial public offering were $5,214,851 after deducting underwriting discounts and the offering expenses payable by us. As of the date of this Quarterly Report, we have used all of the net proceeds raised from the initial public offering for working capital and other general corporate purposes in support of our current business.

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

Date: November 13, 2025

Armlogi Holding Corp.

By:	/s/ Aidy Chou
Aidy Chou
Chief Executive Officer