Form 10-Q
period 2025-12-31
Armlogi Holding Corp.
filed 2026-02-17
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 13, 2026, there were 45,443,079 shares of common stock, par value $0.00001 per share, issued and outstanding.

Armlogi Holding Corp.

Form 10-Q

For the Quarterly Period Ended December 31, 2025

Contents

Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2025 (Unaudited) and June 30, 2025	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2025 and 2024 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4	Controls and Procedures	33

Part II	Other Information	34

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3	Defaults Upon Senior Securities	34

Item 4	Mine Safety Disclosures	34

Item 5	Other Information	34

Item 6	Exhibits	35

Signatures		36

i

ARMLOGI HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND JUNE 30, 2025
(US$, except share data, or otherwise noted)

	December 31, 2025	June 30, 2025
	US$	US$
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	5,041,971	9,190,277
Accounts receivable and other receivable, net of credit loss allowance of $594,869 and $594,869	19,477,733	22,207,500
Other current assets	1,664,311	998,925
Prepaid expenses	1,275,823	1,375,646
Loan receivables, net of credit loss allowance of $nil and $nil	1,739,787	3,893,563
Total current assets	29,199,625	37,665,911
Non-current assets
Restricted cash	4,394,812	4,387,550
Property and equipment, net	10,587,255	11,259,820
Intangible assets, net	31,370	54,627
Right-of-use assets – operating leases	106,496,289	115,361,185
Right-of-use assets – finance leases	1,516,794	745,547
Other non-current assets	835,691	739,555
Total assets	153,061,836	170,214,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	9,385,551	9,604,783
Contract liabilities	628,790	939,097
Accrued payroll liabilities	491,377	283,150
Convertible notes	-	5,292,749
Operating lease liabilities – current	33,713,304	29,280,907
Finance lease liabilities – current	763,696	386,327
Total current liabilities	44,982,718	45,787,013
Non-current liabilities
Operating lease liabilities – non-current	88,755,383	98,939,552
Finance lease liabilities – non-current	802,032	397,692
Total liabilities	134,540,133	145,124,257

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 45,443,079 and 42,250,934 issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	454	422
Additional paid-in capital	20,468,826	16,668,858
Retained earnings (Accumulated deficits)	(1,947,577)	8,420,658
Total stockholders’ equity	18,521,703	25,089,938
Total liabilities and stockholders’ equity	153,061,836	170,214,195

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024
(US$, except share data, or otherwise noted)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	51,542,848	51,143,682	101,016,027	93,625,578
Costs of services	52,313,114	50,660,690	104,270,376	96,749,376
Gross profit	(770,266)	482,992	(3,254,349)	(3,123,798)

Operating costs and expenses:
General and administrative	3,328,550	2,659,156	7,545,856	6,327,981
Total operating costs and expenses	3,328,550	2,659,156	7,545,856	6,327,981

Loss from operations	(4,098,816)	(2,176,164)	(10,800,205)	(9,451,779)

Other (income) expenses:
Other income, net	(302,280)	(564,656)	(1,040,872)	(1,770,321)
Loss on Disposal of Assets	—	43,625	—	43,625
Finance costs	44,121	79,989	592,466	88,997
Total other (income)	(258,159)	(441,042)	(448,406)	(1,637,699)

Loss before provision for income taxes	(3,840,657)	(1,735,122)	(10,351,799)	(7,814,080)

Current income tax expense	19,525	—	16,436	—
Deferred income tax (recovery) expense	—	(75,882)	—	(1,506,969)
Total income tax (recovery) expenses	19,525	(75,882)	16,436	(1,506,969)
Net loss	(3,860,182)	(1,659,240)	(10,368,235)	(6,307,111)
Total comprehensive loss	(3,860,182)	(1,659,240)	(10,368,235)	(6,307,111)

Basic & diluted net loss per share	(0.08)	(0.04)	(0.24)	(0.15)
Weighted average number of shares of common stock-basic and diluted	45,443,079	41,642,442	43,952,643	41,638,221

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings (Accumulated deficits)	Total equity
Six Months Ended
Balance as of June 30, 2024	41,634,000	416	15,468,864	23,769,425	39,238,705
Net loss	—	—	—	(6,307,111)	(6,307,111)
Issuance of common stock for commitment fee	43,147	1	249,999	—	250,000
Balance as of December 31, 2024 (unaudited)	41,677,147	417	15,718,863	17,462,314	33,181,594

Three Months ended
Balance as of September 30,2024 (unaudited)	41,634,000	416	15,468,864	19,121,554	34,590,834
Net loss	—	—	—	(1,659,240)	(1,659,240)
Issuance of common stock for commitment fee	43,147	1	249,999	—	250,000
Balance as of December 31, 2024 (unaudited)	41,677,147	417	15,718,863	17,462,314	33,181,594

Six Months Ended
Balance as of June 30, 2025	42,250,934	422	16,668,858	8,420,658	25,089,938
Net loss	—	—	—	(10,368,235)	(10,368,235)
Shares issued for Investor Notices pursuant to Standby Equity Purchase Agreement (SEPA)	3,192,145	32	3,799,968	—	3,800,000
Balance as of December 31, 2025 (unaudited)	45,443,079	454	20,468,826	(1,947,577)	18,521,703

Three Months ended
Balance as of September 30,2025 (unaudited)	45,443,079	454	20,468,826	1,912,605	22,381,885
Net loss	—	—	—	(3,860,182)	(3,860,182)
Balance as of December 31, 2025 (unaudited)	45,443,079	454	20,468,826	(1,947,577)	18,521,703

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED)
(US$, except share data, or otherwise noted)

	For The Six Months Ended December 31, 2025	For The Six Months Ended December 31, 2024
	US$	US$
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	(10,368,235)	(6,307,111)
Adjustments for items not affecting cash:
Net loss from disposal of fixed assets	—	43,625
Depreciation of property and equipment and right-of-use assets-finance leases	1,679,930	1,290,471
Amortization	23,257	17,659
Non-cash operating leases expense	3,113,124	4,358,758
Current estimated credit loss	—	228,363
Accretion of convertible notes	527,251	72,184
Deferred income taxes	—	(1,506,969)
Interest income	(39,534)	(63,233)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,729,767	(5,967,431)
Other current assets	(665,386)	(280,846)
Other non-current assets	(96,136)	(203,643)
Prepaid expenses	99,823	249,667
Accounts payable & accrued liabilities	(299,550)	(1,969,214)
Contract liabilities	(310,307)	972,381
Income tax payable	—	(87,075)
Accrued payroll liabilities	208,227	(16,180)
Net changes in derecognized ROU and operating lease liabilities	—	(63,874)
Net cash used in operating activities	(3,397,769)	(9,232,468)

Cash Flows from Investing Activities:
Purchase of property and equipment	(636,868)	(2,070,770)
Loan disbursements	(2,370,000)	(1,000,000)
Proceeds from loan repayments	4,563,310	2,036,705
Proceeds from sale of property and equipment	—	25,000
Net cash provided by (used in) investing activities	1,556,442	(1,009,065)

Cash Flows from Financing Activities:
Repayment to related parties	—	(350,209)
Repayments of finance lease liabilities	(279,717)	(72,368)
Proceeds from convertible notes	—	8,092,473
Repayments of convertible notes	(2,020,000)	—
Net cash (used in) provided by financing activities	(2,299,717)	7,669,896

Net decrease in cash and cash equivalents and restricted cash	(4,141,044)	(2,571,637)
Cash and cash equivalents and restricted cash, beginning of the period	13,577,827	9,950,384
Cash and cash equivalents and restricted cash, end of the period	9,436,783	7,378,747
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	5,041,971	5,118,815
Restricted cash – non-current	4,394,812	2,259,932
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Balance Sheets	9,436,783	7,378,747

Supplemental Disclosure of Cash Flows Information:
Cash paid for income tax	(23,300)	(87,074)
Cash paid for interest	—	(16,813)
Non-cash Transactions:
Right-of-use assets acquired in exchange for finance lease liabilities	1,061,426	—
Right-of-use assets acquired in exchange for operating lease liabilities	2,861,346	6,184,333
Increase (Decrease) in right-of-use assets due to remeasurement of lease terms	63,896	(884,394)
Shares issued for Investor Notices pursuant to SEPA by reducing the convertible notes	3,800,000	—
Shares issued to settle commitment fee	—	250,000

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of December 31, 2025, and its results of operations and cash flows for the six-month period then ended. Operating results for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2026.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $10.4 million during the six months ended December 31, 2025 and as of that date, had a net current liability of $15.8 million. Without additional financing, the Company may not be able to fund its ongoing operations. The Company is expanding its service offerings to new customers, optimizing warehouse utilization, and developing higher-margin logistics solutions to improve profitability and cash generation. Management is executing a cost optimization plan, including delaying certain non-essential capital expenditures, reducing third-party service costs, and improving operational efficiency across warehouse operations to preserve cash flow. In addition, the Company is in discussions with several financial institutions and investors to secure additional credit facilities and other forms of financing to strengthen working capital. There is no assurance that the Company will be able to obtain financings or obtain them on favorable terms. These uncertainties may cast significant doubt on the Company’s ability to continue as a going concern. The Company will need to raise sufficient working capital to maintain operations. These financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (‘U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates   required to be made by management include useful lives of property and equipment, allowance for credit losses for accounts receivable and other receivables, and loan receivables, and discount rates used in the lease accounting for both operating lease and finance lease.

Cash and cash equivalents

Cash and cash equivalents consists of petty cash on hand and cash held in banks and other financial institutions, which is highly liquid and has original maturities of three months or less and is unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash represents the cash restricted for six standby letters of credit with Eastwest Bank as collateral for certain of the Company’s lease agreements. The terms of the letters of credit start from August 4, 2023, May 4, 2023, November 15, 2023, December 27, 2024, January 14, 2025, and March 20, 2025, respectively. The letters of credit are renewable on an annual basis until the termination thereof.

Certain risks and concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and   restricted cash, accounts receivable and other receivable, loan receivables, other current assets, and other non-current assets. As of December 31, 2025 and June 30, 2025, substantially all of the Company’s cash and cash equivalents and restricted cash were held in EastWest Bank located in the U.S., which management considers to be of high credit quality.

As of December 31, 2025 and June 30, 2025, the largest three accounts receivable balances from customers accounted for 45% and 66% of the total balance of accounts receivable, respectively.

Accounts receivable and other receivables

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers. The carrying value of the Company’s receivables, net of the expected credit loss, represents their estimated net realizable value. The Company evaluates the expected credit loss of accounts receivable and other receivables on a loss rate method based on historical information adjusted for current conditions and future estimated economic performance. The Company’s credit term generally ranges from 3 to 30 days. If there is an approval from the board of directors of the Company, the credit term can extend to 180 days.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, right-of-use assets (operating lease and finance lease) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the three and six months ended December 31, 2025 and 2024.

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

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Revenue recognition (cont.)

A summary of the Company’s revenue disaggregated by major service lines is as follows:

	For The Six Months Ended December 31, 2025	For The Six Months Ended December 31, 2024
	US$	US$
Transportation services	64,056,315	64,617,825
Warehousing services	36,926,802	28,984,064
Other services	32,910	23,689
Total	101,016,027	93,625,578

Contract liabilities

Contract liabilities represent payments received from customers in excess of the revenue recognized. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting year. The Company classifies these customer deposits as short-term contract liabilities, as the Company expects to satisfy these obligations within its normal operating cycle, which is generally one year. For the six months ended December 31, 2025 and 2024, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were $939,097 and $245,716, respectively.

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

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of December 31, 2025 and June 30, 2025.

Earnings per share

Basic earnings per share of common stock are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income allocable to common stockholders by the weighted average number of shares outstanding, plus the number of additional shares that would have been outstanding if the potential shares, such as restricted stock awards and stock options, had been issued and were considered dilutive. As the Company incurred a net loss for the year, all potentially dilutive instruments are anti-dilutive and, accordingly, basic and diluted loss per share are the same.

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

All the Company’s business activities for the three and six months ended December 31, 2025 and 2024 were conducted in the U.S. Therefore, revenue for the three and six months ended December 31, 2025 and 2024 were all from the U.S.

The Company’s long-lived assets consist primarily of property and equipment, right-of-use assets and restricted cash. As of December 31, 2025 and June 30, 2025, all of the Company’s long-lived assets were in the U.S.

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

The Company’s financial instruments include cash and cash equivalents and restricted cash, accounts receivable and other receivables, loan receivables, other current assets, other non-current assets, accounts payable and accrued liabilities, accrued payroll liabilities, and lease liabilities. The carrying amounts of cash and restricted cash, accounts receivable and other receivables, loan receivables, other current assets, accounts payable and accrued liabilities, accrued payroll liabilities, and short-term lease liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s other non-current assets and long-term lease liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring or non-recurring basis as of December 31, 2025 and June 30, 2026.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s CODM. The new standard is effective for the Company for its annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 on July 1, 2024, which did not have a material impact on the Company’s consolidated financial statements.

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new disclosure requirements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Accounts Receivable and Other Receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	December 31, 2025	June 30, 2025
	US$	US$
Accounts receivable – third parties	19,240,844	22,713,346
Accounts receivable – a related party	10,260	912
Other receivables – third parties*	338,849	88,111
Other receivables – a related party*	482,649	-
Gross total	20,072,602	22,802,369
Less: allowance for credit loss	(594,869)	(594,869)
Total	19,477,733	22,207,500

*	The balance is comprised primarily of receivables associated with service arrangements that are not within the scope of ASC 606.

The allowance for credit loss for the six months ended December 31, 2025 and the fiscal year ended June 30, 2025 consisted of the following:

	December 31, 2025	June 30, 2025
	US$	US$
Balance as of beginning	594,869	407,182
Additional provision	-	275,610
Write-off	-	(87,923)
Ending balance	594,869	594,869

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2025	June 30, 2025
	US$	US$
Furniture and fixtures	10,854,449	10,414,191
Auto & Truck	2,721,874	2,624,905
Trailers & track chassis	2,215,011	2,215,011
Machinery & equipment	2,319,078	2,139,119
Leasehold improvement	139,541	139,541
Total	18,249,953	17,532,767
Less: Accumulated depreciation	(7,662,698)	(6,272,947)
Property and equipment, net	10,587,255	11,259,820

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Property and Equipment, Net (cont.)

Depreciation expenses are recorded in costs of services and general and administrative expenses. The Company recorded depreciation expenses of US$660,693 and US$637,990 during the three months ended December 31, 2025 and 2024, respectively. Specifically, US$611,621 and US$582,182 of the depreciation expenses were recorded in costs of services for the three months ended December 31, 2025 and 2024, respectively. US$49,072 and US$55,808 of the depreciation expenses were recorded in general and administrative expenses for the three months ended December 31, 2025 and 2024, respectively.

The Company recorded depreciation expenses of US$1,342,936 and US$1,216,422 during the six months ended December 31, 2025 and 2024, respectively. Specifically, US$1,244,792 and US$1,108,175 of the depreciation expenses were recorded in costs of services for the six months ended December 31, 2025 and 2024, respectively, US$98,144 and US$108,247 of the depreciation expenses were recorded in general and administrative expenses for the six months ended December 31, 2025 and 2024, respectively

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2025	June 30, 2025
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated depreciation	(154,409)	(131,152)
Intangible assets, net	31,370	54,627

The Company recorded amortization of US$23,257   and US$17,659, which were included in costs of services, for the six months ended December 31, 2025 and 2024, respectively. The Company recorded amortization of US$11,662   and US$8,829, which were included in costs of services, for the three months ended December 31, 2025 and 2024, respectively.

6. Loan Receivables

The Company’s loan receivables consisted of the following:

i)	On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc. in the principal amount of US$600,000. The loan originally matured on January 24, 2025 and bore an interest rate of 3.2% annually. After several extensions, the maturity date of the loan was extended to July 24, 2026 on January 20, 2026.

ii)	On May 21, 2024, the Company entered into a loan agreement with MYJW LLC. in the principal amount of US$400,000. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The maturity date of the loan was extended to December 31, 2026 on December 31, 2025.

iii)	On June 13, 2024, the Company entered into a loan agreement with Bacalar Enterprise Freight Inc. in the principal amount of US$250,000. The loan originally matured on June 13, 2025 and bears interest at a rate of 3.2% annually. The maturity date of the loan was further extended to December 13, 2026 on December 13, 2025.

iv)	On August 7, 2025, the Company entered into a loan agreement with Leopard Transnational Inc. in the principal amount of US$200,000. The loan matures on August 7, 2026 and bears interest at a rate of 3.6% annually. A partial payment of US$50,000 was repaid by Leopard Transnational Inc. on August 21, 2025.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Loan Receivables (cont.)

v)	On September 8, 2025, the Company entered into a loan agreement with Leopard Transnational Inc. in the principal amount of US$250,000. The loan matures on September 8, 2026 and bears interest at a rate of 3.6% annually.

vi)	On September 9, 2025, the Company entered into a loan agreement with Kimberly Tenneco Inc. in the principal amount of US$820,000. The loan matures on December 31, 2026 and bears interest at a rate of 5.0% annually. The loan was fully repaid on December 3, 2025.

vii)	On May 28, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.5 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid on November 14, 2024, and September 19, 2025 with US$1.0 million and US$0.5 million, respectively.

viii)

On June 6, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid by September 30, 2025.

ix)	On August 29, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid by September 30, 2025.

As of December 31, 2025, the Company recorded a loan receivable balance of US$1,739,787 and long-term loan receivable of US$Nil, including accrued interest income of US$89,787.

As of June 30, 2025, the Company recorded a loan receivable balance of US$3,893,563, including accrued interest income of US$143,563.

7. Leases

As of December 31, 2025, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates from June 2026 through November 2034 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, that these options will be exercised. The Company had certain sublease contracts and recognized US$196,600 and US$916,184 lease income, recorded in other income, during the six months ended December 31, 2025 and 2024, respectively.

During the six months ended December 31, 2025, the Company recognized additional operating lease liabilities of US$2,861,346, as a result of entering into a new operating lease agreement. The ROU assets were recognized at the discount rate of 10.25%, resulting in US$2,861,346 on the commencement date.

During the six months ended December 31, 2025, the Company recognized additional finance lease liabilities of US$1,061,426. The ROU assets were recognized at the discount rate of 9.00%, resulting in US$1,061,426 on the commencement date.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases (cont.)

The components of lease expenses were as follows:

	For the six months ended December 31, 2025	For the six months ended December 31, 2024
	US$	US$
Operating:
Operating lease expenses	18,405,452	15,858,308

Financing:
Accretion	65,215	16,813
Amortization – included in costs of services	336,994	74,048
Total	402,209	90,861

Cash paid for amounts included in the measurement of liabilities:
Operating cash flows used in operating leases	15,292,327	11,235,492
Operating cash flows used in finance leases	65,215	16,813
Financing cash flows used in finance leases	279,717	72,368
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	2,861,346	6,184,333
Finance leases	1,061,426	-
Increase (Decrease) in right-of-use assets due to remeasurement of lease terms	63,896	(884,394)

The Company recorded operating lease expenses of US$9,227,662 and US$7,746,884 during the three months ended December 31, 2025 and 2024, respectively. Specifically, US$9,029,176 and US$7,654,268 of operating lease expenses were recorded in costs of services for the three months ended December 31, 2025 and 2024, respectively. US$198,486 and US$92,616 of operating lease expenses were recorded in general and administrative expenses for the three months ended December 31, 2025 and 2024, respectively.

The Company recorded operating lease expenses of US$18,405,452 and US$15,858,308 during the six months ended December 31, 2025 and 2024, respectively. Specifically, US$17,593,308 and US$15,276,038 of operating lease expenses were recorded in costs of services for the six months ended December 31, 2025 and 2024, respectively. US$812,144 and US$185,616 of operating lease expenses were recorded in general and administrative expenses for the six months ended December 31, 2025 and 2024, respectively. US$Nil and US$396,654 of operating lease expenses were recorded in other expenses for the six months ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2026	16,901,998	412,924
2027	38,066,085	716,486
2028	38,508,454	483,964
2029	25,895,498	137,718
2030 and beyond	39,734,608	8,090
Total minimum lease payment	159,106,643	1,759,182
Less: imputed interest	(36,637,956)	(193,454)
Total lease liabilities	122,468,687	1,565,728
Less: current potion	(33,713,304)	(763,696)
Non-current portion	88,755,383	802,032

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases (cont.)

Weighted average remaining lease term:

Operating leases	4.75 years
Finance leases	2.45 years

Weighted average discount rate:

Operating leases	10.34%
Finance leases	9.56%

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2025	June 30, 2025
	US$	US$
Accounts payable	9,141,008	9,005,727
Credit card Payable	89,598	485,909
Other liabilities	154,945	113,147
Total	9,385,551	9,604,783

Other liabilities as of December 31, 2025 and June 30, 2025 mainly consisted of tenant deposits.

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

The Company fully settled these minimum payments in accordance with the payment schedule. The Company also retains the option to make payments in excess of the stated minimums, and any such additional amounts are applied first to reduce the original principal balance of the Convertible Note dated November 25, 2024.

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

The Company has fully settled the repayments pursuant to the First Modification and Second Modification, and upon the conversion in September 2025, all outstanding convertible notes were fully settled.

10. Other Income (Expenses)

Other income and expenses consisted of the following:

	For the six months ended December 31, 2025	For the six months ended December 31, 2024
	US$	US$
Rental income	196,600	916,184
Rental expense	-	(408,098)
Interest income	63,814	73,603
Credit card rebate income	203,734	531,469
Other income	576,724	657,163
Total	1,040,872	1,770,321

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, with 45,443,079 and 42,250,934 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively.

As of December 31, 2025 and June 30, 2025, the Company had 81,700 warrants outstanding and exercisable to purchase an aggregate of 81,700 shares of common stock.

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

12. Earnings per Share

Basic and diluted net loss per share for the six months ended December 31, 2025 and 2024 were as follows:

	For the six months ended December 31, 2025	For the six months ended December 31, 2024
	US$	US$
Numerator:
Net loss attributable to stockholders	(10,368,235)	(6,307,111)

Denominator:
Weighted average number of shares of common stock outstanding – basic and diluted	43,952,643	41,638,221
Loss per share attributable to stockholders – basic and diluted	(0.24)	(0.15)

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period. For the three and six months ended December 31, 2025 and 2024, the computation of diluted loss per share does not assume the impacts from the exercise of the Company’s outstanding unexercised warrants and the convertible debt, due to its loss position for the three and six months ended December 31, 2025 and 2024.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Commitments and Contingencies

Other commitments

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of $4,394,812 (see Note 2) and the operating and finance leases (See Note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of December 31, 2025 and June 30, 2025.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business.  As of December 31, 2025 and June 30, 2025, the Company was not a party to any material legal or administrative proceedings.

Noncompliance with Nasdaq Listing Rules

On November 7, 2025, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the listing of its common stock was not in compliance with Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market, as the closing bid price of the Company’s common stock was less than $1.00 per share for the previous 30 consecutive business days. The notice has no present impact on the listing of the Company’s securities, and the Company’s common stock continues to trade on the Nasdaq Global Market under the symbol “BTOC.” Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until May 6, 2026, to regain compliance. To regain compliance, during this 180-day compliance period, the closing bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

14. Related Party Transactions and Balances

Related Parties

Name of related parties	Relationship with the Company
Jacky Chen	Former CEO of the Company’s significant operating subsidiary, Armstrong Logistic Inc.
Aidy Chou	Founder, CEO, and substantial stockholder
DNA Motor Inc.	A company wholly-owned by Jacky Chen

Related Party Transactions

The Company had the following related party transactions:

(i)	DNA Motor Inc. (“DNA”), the lessor of three of the Company’s operating leases, is owned by Jacky Chen. During the six months ended December 31, 2025, for these operating leases, US$150,048 (2024: US$189,466) lease expense was recorded in general and administrative expenses, US$4,053,573 (2024: US$5,923,494) was recorded in costs of services and US$Nil (2024: US$408,098) was recorded in other expenses. The aggregate lease liability associated with these operating leases as of December 31, 2025 and June 30, 2025 was US$22,770,708 and US$24,092,384, respectively. The aggregate right-of-use assets related to these operating leases as of December 31, 2025 and June 30, 2025 was US$22,090,863 and US$23,410,085, respectively.

(ii)

During the six months ended December 31, 2025, the Company generated revenue of US$9,700 (2024: US$553) for providing logistic services to DNA. During the six months ended December 31, 2025, the Company generated revenue of US$Nil (2024: US$884,700) for providing warehouse services to DNA. During the six months ended December 31, 2025, the Company paid expenses in the total amount of US$6,030 (2024: US$52,802) on behalf of DNA. The amount due from DNA of $10,260 and $912 as of December 31, 2025 and June 30, 2025 are included in accounts receivable from as related party as disclosed in Note 3.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Related Party Transactions and Balances (cont.)

Related Party Transactions (cont.)

(iii)

During the six months ended December 31, 2025, the Company incurred cost of services of US$2,329,571 for outside services, warehouse supplies, freight expenses and operating expenses provided by DNA. During the six months ended December 31, 2024, the Company incurred general and administrative expenses of US$1,526 for service and other expenses provided by DNA. The amount due from DNA of $482,649 and $nil as of December 31, 2025 and June 30, 2025 are included in other receivables from a related party as disclosed in Note 3.

15. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2025, through the date the condensed consolidated financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited interim condensed consolidated financial statements other than the below one.

On March 6, 2025, the Company entered into a non-binding Letter of Intent to acquire 100% of the issued and outstanding capital stock of Leopard Transnational Inc., a California-based logistics provider with approximately 360,000 square feet of U.S. warehouse space. The proposed consideration includes common stock and potential earn-out payments. The transaction remains subject to   negotiation of a definitive agreement, and necessary approvals, and had not been completed as of the date the financial statements were available to be issued.

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate ten warehouses across the country, with an aggregate gross floor area of approximately 3,946,620 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of December 31, 2025 and June 30, 2025, we had an active customer base of 588, and 505, respectively, for our warehousing and logistics services.

For the six months ended December 31, 2025 and 2024, we had total revenue of $101.0 million and $93.6 million, and net loss of $10.4 million and $6.3 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant portion of our revenue from customers based in China. During the six months ended December 31, 2025 and 2024, we generated approximately 83% and 86% of our revenue from PRC-based customers, respectively.

Results of Operations

The following table outlines our consolidated statements of operations for the three and six months ended December 31, 2025 and 2024:

	For Three Months Ended December 31, 2025	For Three Months Ended December 31, 2024	For Six Months Ended December 31, 2025	For Six Months Ended December 31, 2024
	US$	US$	US$	US$
Revenue	51,542,848	51,143,682	101,016,027	93,625,578
Costs of services	52,313,114	50,660,690	104,270,376	96,749,376
Gross profit	(770,266)	482,992	(3,254,349)	(3,123,798)

Operating costs and expenses:
General and administrative	3,328,550	2,659,156	7,545,856	6,327,981
Total operating costs and expenses	3,328,550	2,659,156	7,545,856	6,327,981

Loss from operations	(4,098,816)	(2,176,164)	(10,800,205)	(9,451,779)

Other (income) expenses:
Other income, net	(302,280)	(564,656)	(1,040,872)	(1,770,321)
Loss on disposal of assets	—	43,625	—	43,625
Finance costs	44,121	79,989	592,466	88,997
Total other (income) expenses	(258,159)	(441,042)	(448,406)	(1,637,699)

Loss before provision for income taxes	(3,840,657)	(1,735,122)	(10,351,799)	(7,814,080)

Current income tax expense	19,525	—	16,436	—
Deferred income tax expense (recovery)	—	(75,882)	—	(1,506,969)
Total income tax expenses (recovery)	19,525	(75,882)	16,436	(1,506,969)
Net loss	(3,860,182)	(1,659,240)	(10,368,235)	(6,307,111)
Total comprehensive loss	(3,860,182)	(1,659,240)	(10,368,235)	(6,307,111)

Basic & diluted net earnings per share	(0.08)	(0.04)	(0.24)	(0.15)
Weighted average number of shares of common stock-basic and diluted	45,443,079	41,642,442	43,952,643	41,638,221

Revenue, costs of services, and gross profit margin

The following table sets forth our revenue for the three and six months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
	US$	US$	US$	US$
Revenue	51,542,848	51,143,682	101,016,027	93,625,578
Costs of services	52,313,114	50,660,690	104,270,376	96,749,376
Gross profit (loss)	(770,266)	482,992	(3,254,349)	(3,123,798)
Gross profit (loss) margin %	-1.5%	0.9%	-3.2%	-3.3%

The following table outlines the compositions of our revenue streams:

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
	US$	US$	US$	US$
Transportation services	31,981,419	36,127,069	64,056,315	64,617,825
Warehousing services	19,545,895	15,010,370	36,926,802	28,984,064
Other services	15,534	6,243	32,910	23,689
Total	51,542,848	51,143,682	101,016,027	93,625,578

Three Months Ended December 31, 2025 and 2024

Our revenue slightly increased by $0.4 million, or 0.8%, to $51.5 million during the three months ended December 31, 2025, compared to $51.1 million for the same period in 2024. The increase was due to the following factors:

1)	Revenue from our transportation services decreased by $4.1 million, or 11.5%, for the three months ended December 31, 2025, compared with the same period in 2024, due to a decreased proportion of traditional customer order volume and an increased proportion of Temu and TikTok order volume for the three months ended December 31, 2025. Aggressive market pushes by e-commerce platforms have incentivized sellers to ship orders through the platforms rather than directly to consumers. For example, more of our traditional customers are transferring orders in bulk to Amazon warehouses to sell through their Fullfillment by Amazon program instead of shipping individual items to buyers. Additionally, because Temu and TikTok orders typically only generate warehouse service revenue due to transportation services already being provided by the e-commerce platforms, the decrease in the volume of traditional orders and subsequent decrease in transportation services revenue is not offset by the general increase in order volume. While overall order volume has increased, the number of orders using our transportation services has decreased, resulting in a decrease in transportation service volume and revenue.

2)	Revenue from our warehousing services increased by $4.5 million, or 30.2%, for the three months ended December 31, 2025, compared with the same period in 2024. As an integrated part of our one-stop warehousing and logistics services, revenue increase from our warehousing services was driven by the optimizations of warehouse space usage and streamlining of workflow, and the Temu and TikTok customer bases have increased and contribute to a more significant portion of warehouse service volume.

Six Months Ended December 31, 2025 and 2024

Our revenue increased by $7.4 million, or 7.9%, to $101.0 million during the six months ended December 31, 2025, compared to $93.6 million for the same period in 2024. The increase was due to the following factors:

1)	Revenue from our transportation services slightly decreased by $0.6 million, or 0.9%, for the six months ended December 31, 2025, compared with the same period in 2024, due to a decreased proportion of traditional customer order volume and an increased proportion of Temu and TikTok order volume for the six months ended December 31, 2025. Aggressive market pushes by e-commerce platforms have incentivized sellers to ship orders through the platforms rather than directly to consumers. For example, more of our traditional customers are transferring orders in bulk to Amazon warehouses to sell through their Fullfillment by Amazon program instead of shipping individual items to buyers. Additionally, because Temu and TikTok orders typically only generate warehouse service revenue due to transportation services already being provided by the e-commerce platforms, the decrease in the volume of traditional orders and subsequent decrease in transportation services revenue is not offset by the general increase in order volume. While overall order volume has increased, the number of orders using our transportation services has decreased, resulting in a decrease in transportation service volume and revenue..

2)	Revenue from our warehousing services increased by $8.0 million, or 27.4%, for the six months ended December 31, 2025, compared with the same period in 2024. As an integrated part of our one-stop warehousing and logistics services, revenue increase from our warehousing services was driven by optimizations of warehouse space usage and streamlining of workflow.

The following table sets forth a breakdown of our costs of services for the three and six months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
	US$	US$	US$	US$
Amortization	11,662	8,830	23,257	17,659
Depreciation	852,347	707,122	1,581,788	1,182,223
Lease expenses	10,985,574	8,943,724	21,516,119	18,050,328
Freight expenses	27,759,467	28,715,466	55,439,752	54,421,945
Port handling and customs fees	39,206	189,143	118,086	341,888
Salary and benefits	2,309,593	2,509,610	4,831,688	5,074,473
Temporary labor expenses	7,747,988	6,230,201	14,829,526	11,951,127
Warehouse expenses	2,048,143	2,240,217	4,897,003	4,299,328
Utilities	248,095	245,877	563,236	475,097
Other expenses	311,039	870,500	469,921	935,308
Total	52,313,114	50,660,690	104,270,376	96,749,376

Three Months Ended December 31, 2025 and 2024

Our costs of services mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of services increased by $1.7 million, or 3.3%, during the three months ended December 31, 2025, compared with the same period in 2024. The increase was primarily driven by the following two factors:

i.	Between December 31, 2024 and December 31, 2025, the Company expanded its operations through opening three new warehouses, including a new warehouse in the State of Illinois. These new facilities focused less on the traditional drop-shipping model, instead operating as hubs for lower profit margin services such as transfers or returns. These dynamics resulted in a notable increase in temporary labor expenses by $1.5 million, rental expenses by $2.0 million, and other related operating expenses.

ii.	Freight costs decreased by $1.0 million due to a decreased proportion of traditional customer order volume and an increased proportion of Temu and TikTok order volume. Aggressive market pushes by e-commerce platforms incentivizing sellers to ship orders through the platforms instead of directly to customers. While overall order volume has increased, freight costs have decreased due to fewer orders utilize our transportation and freight services. Traditional customers are much more likely to rely on our services for deliveries and transfers.

Our overall gross profit/(loss) margin decreased from 0.9% for the three months ended December 31, 2024 to -1.5% for the same period in 2025, primarily due to a decrease in the proportion of shipments using our shipping services, which typically has higher profit margins. Many of the new customers have come through the Temu and TikTok e-commerce platforms, which provide their own shipping labels. This has muted the holiday season increase in revenue from transportation services we typically see and we have had to cut profit margins of the shipping services to keep competitive prices. Additionally, the new warehouses added between December 31, 2024 and December 31, 2025 have been used for lower profit margin services, such as handling returned orders. Although revenue increased by $0.4 million during this period, the Company was unable to generate profit from warehouse-related expenditures.

Six Months Ended December 31, 2025 and 2024

Costs of services increased by $7.5 million, or 7.8%, during the six months ended December 31, 2025, compared with the same period in 2024. The increase was primarily driven by the following two factors:

i.	Between December 31, 2024 and December 31, 2025, the Company expanded its operations through opening three new warehouses, including a new warehouse in the State of Illinois. These new facilities focused less on the traditional drop-shipping model, instead operating as hubs for lower profit margin services such as transfers or returns. These dynamics resulted in a notable increase in temporary labor expenses by $2.9 million, rental expenses by $3.5 million, and other related operating expenses.

ii.	Freight costs increased by $1.0 million due to additional order volume from the three new warehouses added between December 31, 2024 and December 31, 2025. While the new Illinois and California warehouses did not focus mainly on drop-shipped orders, they still handled a significant amount. The volume of orders at these two warehouses further increased during the three months ended June 30, 2025 and the three months ended December 31, 2025, respectively, when several larger customers started utilizing the new warehouses for drop-shipped orders.

Our overall gross loss margin slightly improved from 3.3% for the six months ended December 31, 2024 to 3.2% for the same period in 2025, primarily due to the Company’s increased focus on overall warehouse efficiency. We have been expanding our selection of temporary labor service providers with the goal of decreasing costs without sacrificing warehouse output.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the three and six months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
	US$	US$	US$	US$
Bank charges	17,915	12,727	60,315	53,117
Amortization	49,072	55,808	98,143	108,247
Office expenses	676,220	351,217	1,808,457	1,605,056
Professional fees	287,056	846,705	694,714	1,233,968
Rental expenses	259,235	105,670	901,130	219,024
Repairs and maintenance	582,241	82,682	1,311,398	421,750
Salary and benefits	1,237,790	820,963	2,077,521	2,002,243
Sundries	66,063	111,252	114,074	158,997
Tax and licenses	62,795	72,405	189,316	139,860
Vehicle expenses	34,283	29,607	210,737	63,245
Other expenses	55,880	68,693	80,051	94,111
Credit loss expenses (recovery)	-	101,427	-	228,363
Total	3,328,550	2,659,156	7,545,856	6,327,981

Three Months Ended December 31, 2025 and 2024

Our general and administrative expenses increased by $0.7 million, from $2.7 million for the three months ended December 31, 2024 to $3.3 million for the same period in 2025, representing an increase of 25.2%. The increase was due to the following factors:

1)	Office expenses increased by $0.3 million, or 92.5% as a result of the growth in our dispatching services team. The increase in personnel necessitated an increased expenditure in office supplies and necessities.

2)	Rental expenses increased by $0.2 million, or 145.3%. The increase is mainly due to new warehouse locations added between December 2024 and December 2025.

3)	Repairs and maintenance expenses increased by $0.5 million, or 604.2%, mainly due to additional warehouse locations and growth in our truck fleet.

4)	Salary and benefits increased by $0.4 million, or 50.8%, due to personnel increases from the additional warehouse locations and transportation service growth.

5)	Professional fees decreased by $0.6 million, or 66.1%. The decrease is mainly due to fewer external consultants used in the three months ended December 31, 2025.

Six Months Ended December 31, 2025 and 2024

Our general and administrative expenses increased by $1.2 million, from $6.3 million for the six months ended December 31, 2024 to $7.5 million for the same period in 2025, representing an increase of 19.2%. The increase was due to the following factors:

1)	Rental expenses increased by $0.7 million, or 311.4%. The increase is mainly due to new warehouse locations added between December 2024 and December 2025.

2)	Repairs and maintenance expenses increased by $0.9 million, or 210.9%, mainly due to additional warehouse locations and growth in our truck fleet.

3)	Professional fees decreased by $0.5 million, or 43.7%. The decrease is mainly due to fewer external consultants used in the six months ended December 31, 2025.

Income Tax

Our income tax recovery decreased by $0.1 million for the three months ended December 31, 2025 compared to the same period in 2024, mainly due to the non-recurring reversal of recognized deferred tax liabilities during the three months ended December 31, 2024.

Our income tax recovery decreased by $1.5 million for the six months ended December 31, 2025 compared to the same period in 2024, mainly due to the non-recurring reversal of previously recognized deferred tax liabilities during the six months ended December 31, 2024.

Net loss

As a result of the foregoing, our net loss for the three months ended December 31, 2025 was $3.9 million, compared with $1.7 million for the same period in 2024, representing a decrease by $2.2 million.

Our net loss for the six months ended December 31, 2025 was $10.4 million, compared with $6.3 million for the same period in 2024, representing a decrease by $4.1 million.

Liquidity and Capital Resources

Going Concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $10.4 million during the six months ended December 31, 2025 and as of that date, had a net current liability of $15.8 million. Without additional financing, the Company may not be able to fund its ongoing operations. The Company is expanding its service offerings to new customers, optimizing warehouse utilization, and developing higher-margin logistics solutions to improve profitability and cash generation. Management is executing a cost optimization plan, including delaying certain non-essential capital expenditures, reducing third-party service costs, and improving operational efficiency across warehouse operations to preserve cash flow. In addition, the Company is in discussions with several financial institutions and investors to secure additional credit facilities and other forms of financing to strengthen working capital. There is no assurance that the Company will be able to obtain financings or obtain them on favorable terms. These uncertainties may cast significant doubt on the Company’s ability to continue as a going concern. The Company will need to raise sufficient working capital to maintain operations. These financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this Quarterly Report, we have financed our operations primarily through cash generated by operating activities and capital contributions from stockholders. As of December 31, 2025 and June 30, 2025, we had cash and cash equivalents and restricted cash of $9.4 million and $13.6 million, respectively, which primarily consisted of cash deposited in banks.

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

Cash Flows for the six months Ended December 31, 2025 and 2024

	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
	US$	US$
Net cash used in operating activities	(3,397,769)	(9,232,468)
Net cash provided by (used in) investing activities	1,556,442	(1,009,065)
Net cash (used in) provided by financing activities	(2,299,717)	7,669,896
Net decrease in cash and cash equivalents and restricted cash	(4,141,044)	(2,571,637)
Cash and cash equivalents and restricted cash at beginning of six months period	13,577,827	9,950,384
Cash and cash equivalents and restricted cash at end of six months period	9,436,783	7,378,747

We had a balance of cash and cash equivalents and restricted cash of $9.4 million as of December 31, 2025, compared with a balance of $13.6 million as of June 30, 2025. During the six months ended December 31, 2025, changes in our cashflow were mainly due to the following activities:

Operating Activities

Net cash used in operating activities was $3.4 million  for the six months ended December 31, 2025, compared to net cash used in operating activities of $9.2 million for the same period in 2024, representing a $5.8 million  increase in the net cash inflow from operating activities. The increase was primarily due to the following:

(i)	We had net loss of $10.4 million for the six months ended December 31, 2025. For the six months ended December 31, 2024, we had net loss of $6.3 million, which led to a $4.1 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables were $2.7 million cash inflow for the six months ended December 31, 2025. For the six months ended December 31, 2024, changes in accounts receivable and other receivables were $6.0 million cash outflow, which led to an $8.7 million increase in net cash inflow from operating activities.

(iii)	Changes in accounts payable and accrued liabilities used $0.3 million net cash outflow for the six months ended December 31, 2025. For the six months ended December 31, 2024, changes in accounts payable and accrued liabilities provided net cash outflow of $2.0 million, which led to a $1.7 million increase in net cash inflow from operating activities.

(iv)	Changes in non-cash items provided $5.3 million net cash inflow for the six months ended December 31, 2025. For the six months ended December 31, 2024, changes in non-cash items provided net cash inflow of $4.4 million, which led to a $0.9 million increase in net cash inflow from operating activities.

Investing Activities

Net cash provided by investing activities was $1.6 million  for the six months ended December 31, 2025, primarily attributable to $0.6 million cash used for the purchase of property and equipment, $2.4 million  cash used for loans extended to others, and $4.6 million proceeds received from loan repayments.

For the six months ended December 31, 2024, net cash used in investing activities was $1.0 million, primarily attributable to $2.1 million cash used for the purchase of property and equipment, $1.0 million cash used for loans extended to others, and $2.0 million proceeds received from loan repayments.

Financing Activities

For the six months ended December 31, 2025, we had net cash used in financing activities of $2.3 million, which was primarily attributable to the $0.3 million used to repay finance lease liabilities and $2.0 million used to repay convertible notes.

For the six months ended December 31, 2024, we had net cash inflow from financing activities of $7.7 million, which was primarily attributable to the net effects of: (i) $0.4 million repayment to related parties; (ii) $8.1 million of net proceeds from the Pre-Paid Advance under the SEPA.

Commitments and Contractual Obligations

As of December 31, 2025, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through June 2026 to November 2034 with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised.

As of December 31, 2025, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2026	16,901,998	412,924
2027	38,066,085	716,486
2028	38,508,454	483,964
2029	25,895,498	137,718
2030 and beyond	39,734,608	8,090
Total minimum lease payment	159,106,643	1,759,182
Less: imputed interest	(36,637,956)	(193,454)
Total lease liabilities	122,468,687	1,565,728
Less: current potion	(33,713,304)	(763,696)
Non-current portion	88,755,383	802,032

Other than the above leases, we did not have significant commitments, long-term obligations, or guarantees as of December 31, 2025.

Off-balance Sheet Commitments and Arrangements

Other than six standby letters of credit with Eastwest Bank in the aggregate amount of $4,394,812, we did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2025, we still have an unused line of credit of $4,394,812 with Eastwest Bank.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider accounting for the credit losses for accounts receivable and other receivables, and loan receivables to be critical accounting estimates. There are other items within our financial statements that require estimation but are not deemed critical, as defined above.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. However, the Company is including the following risk factor to update the disclosures previously provided in its Annual Report on Form 10-K for the fiscal year ended June 30, 2025:

There is substantial doubt about our ability to continue as a going concern, and if we are unable to obtain additional financing, we may be unable to continue our operations.

For the six months ended December 31, 2025, we incurred a net loss of $10.4 million and, as of that date, we had a net current liability of $15.8 million. These conditions may cast significant doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow from operations and to raise additional capital through equity or debt financings. While management is currently executing a cost optimization plan and is in discussions with several financial institutions to secure additional credit facilities, there is no assurance that these plans will be successful or that additional financing will be available on favorable terms, or at all.

If we are unable to raise sufficient working capital, we may be required to significantly curtail our operations, delay capital expenditures, or even cease operations entirely. Furthermore, our financial statements do not include any adjustments that might result from the outcome of this uncertainty, such as adjustments to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities. If we are unable to continue as a going concern, investors may lose the entire value of their investment in our securities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: February 13, 2026

Armlogi Holding Corp.

By:	/s/ Aidy Chou
Aidy Chou
Chief Executive Officer