Form 10-Q
period 2026-03-31
Armlogi Holding Corp.
filed 2026-05-14
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 45,443,079 shares of common stock, par value $0.00001 per share, issued and outstanding.

Armlogi Holding Corp.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

i

ARMLOGI HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2026 AND JUNE 30, 2025
(US$, except share data, or otherwise noted)

	March 31, 2026	June 30, 2025
	US$	US$
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	2,668,304	9,190,277
Accounts receivable and other receivable, net of credit loss allowance of $594,869 and $594,869	18,392,275	22,207,500
Other current assets	783,826	998,925
Prepaid expenses	1,307,390	1,375,646
Loan receivables, net of credit loss allowance of $nil and $nil	1,681,245	3,893,563
Total current assets	24,833,040	37,665,911
Non-current assets
Restricted cash	4,398,412	4,387,550
Property and equipment, net	10,074,357	11,259,820
Intangible assets, net	22,259	54,627
Right-of-use assets – operating leases	102,118,310	115,361,185
Right-of-use assets – finance leases	1,408,755	745,547
Other non-current assets	883,125	739,555
Total assets	143,738,258	170,214,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	8,381,753	9,604,783
Contract liabilities	602,808	939,097
Accrued payroll liabilities	663,443	283,150
Convertible notes	-	5,292,749
Operating lease liabilities – current	35,351,135	29,280,907
Finance lease liabilities – current	759,787	386,327
Total current liabilities	45,758,926	45,787,013
Non-current liabilities
Operating lease liabilities – non-current	83,822,574	98,939,552
Finance lease liabilities – non-current	702,532	397,692
Total liabilities	130,284,032	145,124,257

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 45,443,079 and 42,250,934 issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	454	422
Additional paid-in capital	20,468,826	16,668,858
Retained earnings (Accumulated deficits)	(7,015,054)	8,420,658
Total stockholders’ equity	13,454,226	25,089,938
Total liabilities and stockholders’ equity	143,738,258	170,214,195

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025
(US$, except share data, or otherwise noted)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine months Ended March 31, 2026	Nine months Ended March 31, 2025
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	41,678,009	45,844,322	142,694,036	139,469,900
Costs of services	43,543,277	45,566,202	147,813,653	142,315,578
Gross profit	(1,865,268)	278,120	(5,119,617)	(2,845,678)

Operating costs and expenses:
General and administrative	3,325,439	4,472,813	10,871,295	10,800,794
Total operating costs and expenses	3,325,439	4,472,813	10,871,295	10,800,794

Loss from operations	(5,190,707)	(4,194,693)	(15,990,912)	(13,646,472)

Other (income) expenses:
Other income, net	(159,603)	(718,025)	(1,200,475)	(2,488,346)
Loss on Disposal of Assets	—	—	—	43,625
Finance costs	36,373	278,385	628,839	367,382
Total other (income)	(123,230)	(439,640)	(571,636)	(2,077,339)

Loss before provision for income taxes	(5,067,477)	(3,755,053)	(15,419,276)	(11,569,133)

Current income tax expense	—	—	16,436	—
Deferred income tax (recovery) expense	—	—	—	(1,506,969)
Total income tax (recovery) expenses	—	—	16,436	(1,506,969)
Net loss	(5,067,477)	(3,755,053)	(15,435,712)	(10,062,164)
Total comprehensive loss	(5,067,477)	(3,755,053)	(15,435,712)	(10,062,164)

Basic & diluted net loss per share	(0.11)	(0.09)	(0.35)	(0.24)
Weighted average number of shares of common stock-basic and diluted	45,443,079	41,714,608	44,442,202	41,651,007

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings (Accumulated deficits)	Total equity
Nine months Ended
Balance as of June 30, 2024	41,634,000	416	15,468,864	23,769,425	39,238,705
Net loss	—	—	—	(10,062,164)	(10,062,164)
Issuance of common stock for commitment fee	43,147	1	249,999	—	250,000
Shares issued for Investor Notices pursuant to Standby Equity Purchase Agreement (SEPA)	434,879	4	749,996	—	750,000
Balance as of March 31, 2025 (unaudited)	42,112,026	421	16,468,859	13,707,261	30,176,541

Three Months ended
Balance as of December 31,2024 (unaudited)	41,677,147	417	15,718,863	17,462,314	33,181,594
Net loss	—	—	—	(3,755,053)	(3,755,053)
Shares issued for Investor Notices pursuant to Standby Equity Purchase Agreement (SEPA)	434,879	4	749,996	—	750,000
Balance as of March 31, 2025 (unaudited)	42,112,026	421	16,468,859	13,707,261	30,176,541

Nine months Ended
Balance as of June 30, 2025	42,250,934	422	16,668,858	8,420,658	25,089,938
Net loss	—	—	—	(15,435,712)	(15,435,712)
Shares issued for Investor Notices pursuant to Standby Equity Purchase Agreement (SEPA)	3,192,145	32	3,799,968	—	3,800,000
Balance as of March 31, 2026 (unaudited)	45,443,079	454	20,468,826	(7,015,054)	13,454,226

Three Months ended
Balance as of December 31, 2025 (unaudited)	45,443,079	454	20,468,826	(1,947,577)	18,521,703
Net loss	—	—	—	(5,067,477)	(5,067,477)
Balance as of March 31, 2026 (unaudited)	45,443,079	454	20,468,826	(7,015,054)	13,454,226

The accompanying notes form an integral part of these condensed consolidated financial statements.

ARMLOGI HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)
(US$, except share data, or otherwise noted)

	For The Nine months Ended March 31, 2026	For The Nine months Ended March 31, 2025
	US$	US$
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	(15,435,712)	(10,062,164)
Adjustments for items not affecting cash:
Net loss from disposal of fixed assets	—	43,625
Depreciation of property and equipment and right-of-use assets-finance leases	2,568,088	1,983,166
Amortization	32,368	26,706
Non-cash operating leases expense	4,196,125	5,833,789
Current estimated credit loss	—	228,363
Accretion of convertible notes	527,251	344,925
Deferred income taxes	—	(1,536,455)
Interest income	(55,992)	(96,340)
Gain from settlement of commitment payable	—	(100,000)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	3,815,225	(1,606,810)
Other current assets	215,099	(597,401)
Other non-current assets	(143,570)	252,001
Prepaid expenses	68,256	(75,557)
Accounts payable & accrued liabilities	(1,343,843)	(631,472)
Contract liabilities	(336,289)	191,665
Income tax payable	—	(57,589)
Accrued payroll liabilities	380,293	282,280
Net changes in derecognized ROU and operating lease liabilities	—	(63,874)
Net cash used in operating activities	(5,512,701)	(5,641,142)

Cash Flows from Investing Activities:
Purchase of property and equipment	(787,828)	(2,593,457)
Loan disbursements	(2,370,000)	(1,000,000)
Proceeds from loan repayments	4,638,310	2,036,705
Proceeds from sale of property and equipment	—	25,000
Net cash provided by (used in) investing activities	1,480,482	(1,531,752)

Cash Flows from Financing Activities:
Repayment to related parties	—	(350,209)
Repayment of commitment payable	—	(150,000)
Repayments of finance lease liabilities	(458,892)	(108,935)
Proceeds from convertible notes	—	8,092,473
Repayments of convertible notes	(2,020,000)	(850,000)
Net cash (used in) provided by financing activities	(2,478,892)	6,633,329
Net decrease in cash and cash equivalents and restricted cash	(6,511,111)	(539,565)
Cash and cash equivalents and restricted cash, beginning of the period	13,577,827	9,950,384
Cash and cash equivalents and restricted cash, end of the period	7,066,716	9,410,819
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	2,668,304	5,631,247
Restricted cash – non-current	4,398,412	3,779,572
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Balance Sheets	7,066,716	9,410,819

Supplemental Disclosure of Cash Flows Information:
Cash paid for income tax	(24,900)	(87,074)
Cash paid for interest	—	(22,457)
Non-cash Transactions:
Right-of-use assets acquired in exchange for finance lease liabilities	1,137,192	—
Right-of-use assets acquired in exchange for operating lease liabilities	4,605,476	28,685,914
Increase (Decrease) in right-of-use assets due to remeasurement of lease terms	63,896	(884,394)
Shares issued for Investor Notices pursuant to SEPA by reducing the convertible notes	3,800,000	750,000
Shares issued to settle commitment fee	—	250,000

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2026, and its results of operations and cash flows for the nine-month period then ended. Operating results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2026.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $15.4 million and $5.5 million net cash used in operating activities during the nine months ended March 31, 2026 and as of that date, had a net current liability of $20.9 million and accumulated deficits of $7.0 million. Without additional financing, the Company may not be able to fund its ongoing operations. The Company is expanding its service offerings to new customers, optimizing warehouse utilization, and developing higher-margin logistics solutions to improve profitability and cash generation. Management is executing a cost optimization plan, including delaying certain non-essential capital expenditures, reducing third-party service costs, and improving operational efficiency across warehouse operations to preserve cash flow. In addition, the Company is in discussions with several financial institutions and investors to secure additional credit facilities and other forms of financing to strengthen working capital. There is no assurance that the Company will be able to obtain financings or obtain them on favorable terms. These uncertainties may cast significant doubt on the Company’s ability to continue as a going concern. The Company will need to raise sufficient working capital to maintain operations. These financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

Restricted Cash

Restricted cash represents the cash restricted for six standby letters of credit with Eastwest Bank as collateral for certain of the Company’s lease agreements. The terms of the letters of credit started from August 4, 2023, May 4, 2023, November 15, 2023, December 27, 2024, January 14, 2025, and March 20, 2025, respectively. The letters of credit are renewable on an annual basis until the termination thereof.

Certain risks and concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash, accounts receivable and other receivable, loan receivables, other current assets, and other non-current assets. As of March 31, 2026 and June 30, 2025, substantially all of the Company’s cash and cash equivalents and restricted cash were held in EastWest Bank located in the U.S., which management considers to be of high credit quality.

As of March 31, 2026 and June 30, 2025, the largest three accounts receivable balances from customers accounted for 37% and 66% of the total balance of accounts receivable, respectively.

Accounts receivable and other receivables

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers. The carrying value of the Company’s receivables, net of the expected credit loss, represents their estimated net realizable value. The Company evaluates the expected credit loss of accounts receivable and other receivables on a loss rate method based on historical information adjusted for current conditions and future estimated economic performance. The Company’s credit term generally ranges from 3 to 30 days, but may be extended up to 180 days with the approval from the board of directors of the Company.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, right-of-use assets (operating lease and finance lease) are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the three and nine months ended March 31, 2026 and 2025.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services that are provided to the customer, including certain ancillary services, such as loading/unloading, freight insurance, and customs clearance, represent a single performance obligation, as these promises are not distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based on the departure date and the delivery date. Determination of the transit period and the percentage of completion of the shipment as of the reporting date will affect the timing of revenue recognition. The Company has determined that revenue recognition based on the time in transit provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The change in contract liabilities is due to the timing of customer deposits for orders, offset by customer deposits recognized as revenue during the period. The Company expects to recognize revenue for any performance obligations within a twelve-month period and has elected not to provide disclosures regarding remaining performance obligations for contracts with a term of one year or less.

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

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of significant accounting policies (cont.)

Revenue recognition (cont.)

A summary of the Company’s revenue disaggregated by major service lines is as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Nine months Ended March 31, 2026	For the Nine months Ended March 31, 2025
	US$	US$	US$	US$
Transportation services	23,051,961	28,484,930	87,108,275	93,102,755
Warehousing services	18,608,523	17,345,315	55,535,326	46,323,372
Other services	17,525	14,077	50,435	43,773
Total	41,678,009	45,844,322	142,694,036	139,469,900

Contract liabilities

Contract liabilities represent payments received from customers in excess of the revenue recognized. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting year. The Company classifies these customer deposits as short-term contract liabilities, as the Company expects to satisfy these obligations within its normal operating cycle, which is generally one year. For the nine months ended March 31, 2026 and 2025, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were $939,097 and $276,463, respectively.

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

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2026 and June 30, 2025.

Earnings per share

Basic earnings per share of common stock are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income allocable to common stockholders by the weighted average number of shares outstanding, plus the number of additional shares that would have been outstanding if the potential shares, such as restricted stock awards and stock options, had been issued and were considered dilutive. As the Company incurred a net loss for the period, all potentially dilutive instruments are anti-dilutive and, accordingly, basic and diluted loss per share are the same.

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

All the Company’s business activities for the three and nine months ended March 31, 2026 and 2025 were conducted in the U.S. Therefore, revenue for the three and nine months ended March 31, 2026 and 2025 were all from the U.S.

The Company’s long-lived assets consist primarily of property and equipment, right-of-use assets and restricted cash. As of March 31, 2026 and June 30, 2025, all of the Company’s long-lived assets were in the U.S.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring or non-recurring basis as of March 31, 2026 and June 30, 2026.

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

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Accounts Receivable and Other Receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	March 31, 2026	June 30, 2025
	US$	US$
Accounts receivable – third parties	18,462,604	22,713,346
Accounts receivable – a related party	300	912
Other receivables – third parties*	79,364	88,111
Other receivables – a related party*	444,876	-
Gross total	18,987,144	22,802,369
Less: allowance for credit loss	(594,869)	(594,869)
Total	18,392,275	22,207,500

*	The balance is comprised primarily of receivables associated with service arrangements that are not within the scope of ASC 606.

The allowance for credit loss for the nine months ended March 31, 2026 and the fiscal year ended June 30, 2025 consisted of the following:

	March 31, 2026	June 30, 2025
	US$	US$
Balance as of beginning	594,869	407,182
Additional provision	-	275,610
Write-off	-	(87,923)
Ending balance	594,869	594,869

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2026	June 30, 2025
	US$	US$
Furniture and fixtures	10,854,449	10,414,191
Auto & Truck	2,721,874	2,624,905
Trailers & track chassis	2,215,011	2,215,011
Machinery & equipment	2,510,533	2,139,119
Leasehold improvement	139,541	139,541
Total	18,441,408	17,532,767
Less: Accumulated depreciation	(8,367,051)	(6,272,947)
Property and equipment, net	10,074,357	11,259,820

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Property and Equipment, Net (cont.)

Depreciation expenses are recorded in costs of services and general and administrative expenses. The Company recorded depreciation expenses of US$751,168 and US$658,260 during the three months ended March 31, 2026 and 2025, respectively. Specifically, US$702,727 and US$609,189 of the depreciation expenses were recorded in costs of services for the three months ended March 31, 2026 and 2025, respectively. US$48,441 and US$49,071 of the depreciation expenses were recorded in general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively.

The Company recorded depreciation expenses of US$2,094,104 and US$1,874,681 during the nine months ended March 31, 2026 and 2025, respectively. Specifically, US$1,947,519 and US$1,717,363 of the depreciation expenses were recorded in costs of services for the nine months ended March 31, 2026 and 2025, respectively, US$146,585 and US$157,318 of the depreciation expenses were recorded in general and administrative expenses for the nine months ended March 31, 2026 and 2025, respectively

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2026	June 30, 2025
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated amortization	(163,520)	(131,152)
Intangible assets, net	22,259	54,627

The Company recorded amortization of US$32,368 and US$26,706, which were included in costs of services, for the nine months ended March 31, 2026 and 2025, respectively. The Company recorded amortization of US$9,111 and US$8,829, which were included in costs of services, for the three months ended March 31, 2026 and 2025, respectively.

6. Loan Receivables

The Company’s loan receivables consisted of the following:

i)	On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc. in the principal amount of US$600,000. The loan originally matured on January 24, 2025 and bore an interest rate of 3.2% annually. After several extensions, the maturity date of the loan was extended to July 24, 2026 on January 20, 2026. A partial payment of US$40,000 was received on March 23, 2026.

ii)	On May 21, 2024, the Company entered into a loan agreement with MYJW LLC. in the principal amount of US$400,000. The loan originally matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The maturity date of the loan was extended to December 31, 2026 on December 31, 2025. A partial payment of US$20,000 was received on March 30, 2026.

iii)	On June 13, 2024, the Company entered into a loan agreement with Bacalar Enterprise Freight Inc. in the principal amount of US$250,000. The loan originally matured on June 13, 2025 and bears interest at a rate of 3.2% annually. The maturity date of the loan was further extended to December 13, 2026 on December 13, 2025. A partial payment of US$15,000 was received on March 31, 2026.

iv)	On August 7, 2025, the Company entered into a loan agreement with Leopard Transnational Inc. in the principal amount of US$200,000. The loan matures on August 7, 2026 and bears interest at a rate of 3.6% annually. A partial payment of US$50,000 was repaid by Leopard Transnational Inc. on August 21, 2025.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Loan Receivables (cont.)

v)	On September 8, 2025, the Company entered into a loan agreement with Leopard Transnational Inc. in the principal amount of US$250,000. The loan matures on September 8, 2026 and bears interest at a rate of 3.6% annually.

vi)	On September 9, 2025, the Company entered into a loan agreement with Kimberly Tenneco Inc. in the principal amount of US$820,000. The loan matures on December 31, 2026 and bears interest at a rate of 5.0% annually. The loan was fully repaid on December 3, 2025.

vii)	On May 28, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.5 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid on November 14, 2024, and September 19, 2025 with US$1.0 million and US$0.5 million, respectively.

viii)	On June 6, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid by September 30, 2025.

ix)	On August 29, 2024, the Company entered into a loan agreement with Pundarika LLC. in the principal amount of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid by September 30, 2025.

As of March 31, 2026, the Company recorded a loan receivable balance of US$1,681,245 and long-term loan receivable of US$Nil, including accrued interest income of US$55,992.

As of June 30, 2025, the Company recorded a loan receivable balance of US$3,893,563, including accrued interest income of US$143,563.

7. Leases

As of March 31, 2026, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates from June 2026 through November 2034 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, that these options will be exercised. The Company had certain sublease contracts and recognized US$272,500 and US$1,093,104 lease income, recorded in other income, during the nine months ended March 31, 2026 and 2025, respectively.

During the nine months ended March 31, 2026, the Company recognized additional operating lease liabilities of US$4,605,476, as a result of entering into two new operating lease agreements. The ROU assets were recognized at the discount rate of 10.35%, resulting in US$4,605,476 on the commencement date.

During the nine months ended March 31, 2026, the Company recognized additional finance lease liabilities of US$1,137,192. The ROU assets were recognized at the discount rate of 9.0%, resulting in US$1,137,192 on the commencement date.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases (cont.)

The components of lease expenses were as follows:

	For the nine months ended March 31, 2026	For the nine months ended March 31, 2025
	US$	US$
Operating:
Operating lease expenses	27,721,236	25,279,522

Financing:
Accretion	101,588	22,457
Amortization – included in costs of services	473,985	108,483
Total	575,573	130,940

Cash paid for amounts included in the measurement of liabilities:
Operating cash flows used in operating leases	23,525,110	19,181,671
Operating cash flows used in finance leases	101,588	22,457
Financing cash flows used in finance leases	458,892	108,935
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	4,605,476	28,685,914
Finance leases	1,137,192	-
Increase (decrease) in right-of-use assets due to remeasurement of lease terms	63,896	(884,394)

The Company recorded operating lease expenses of US$9,315,783 and US$9,421,215 during the three months ended March 31, 2026 and 2025, respectively. Specifically, US$9,122,572 and US$8,337,256 of operating lease expenses were recorded in costs of services for the three months ended March 31, 2026 and 2025, respectively. US$193,211 and US$1,083,959 of operating lease expenses were recorded in general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively.

The Company recorded operating lease expenses of US$27,721,236 and US$25,279,522 during the nine months ended March 31, 2026 and 2025, respectively. Specifically, US$26,715,880 and US$23,539,448 of operating lease expenses were recorded in costs of services for the nine months ended March 31, 2026 and 2025, respectively. US$1,005,356 and US$1,343,420 of operating lease expenses were recorded in general and administrative expenses for the nine months ended March 31, 2026 and 2025, respectively. US$Nil and US$396,654 of operating lease expenses were recorded in other expenses for the nine months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2026	8,723,297	209,022
2027	38,396,649	745,248
2028	38,851,414	510,186
2029	26,251,319	155,590
2030 and beyond	41,226,447	8,090
Total minimum lease payment	153,449,126	1,628,136
Less: imputed interest	(34,275,417)	(165,817)
Total lease liabilities	119,173,709	1,462,319
Less: current potion	(35,351,135)	(759,787)
Non-current portion	83,822,574	702,532

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases (cont.)

Weighted average remaining lease term:

Operating leases	4.64 years
Finance leases	2.28 years

Weighted average discount rate:

Operating leases	10.35%
Finance leases	9.49%

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2026	June 30, 2025
	US$	US$
Accounts payable	7,742,517	9,005,727
Credit card Payable	87,789	485,909
Other liabilities	551,447	113,147
Total	8,381,753	9,604,783

Other liabilities as of March 31, 2026 and June 30, 2025 mainly consisted of tenant deposits.

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

10. Other Income (Expenses)

Other income and expenses consisted of the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Nine months Ended March 31, 2026	For the Nine months Ended March 31, 2025
	US$	US$	US$	US$
Rental income	75,900	176,920	272,500	1,093,104
Rental expense	-	-	-	(408,098)
Interest income	20,059	40,807	83,873	114,410
Credit card rebate income	11,825	182,108	215,559	713,577
Gain on lease settlement and modification	-	209,800	-	209,800
Other income	51,819	108,390	628,543	765,553
Total	159,603	718,025	1,200,475	2,488,346

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, with 45,443,079 and 42,250,934 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively.

As of March 31, 2026 and June 30, 2025, the Company had 81,700 warrants outstanding and exercisable to purchase an aggregate of 81,700 shares of common stock.

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

12. Earnings per Share

Basic and diluted net loss per share for the nine months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Nine months Ended March 31, 2026	For the Nine months Ended March 31, 2025
	US$	US$	US$	US$
Numerator:
Net loss attributable to stockholders	(5,067,477)	(3,755,053)	(15,435,712)	(10,062,164)

Denominator:
Weighted average number of shares of common stock outstanding – basic and diluted	45,443,079	41,714,608	44,442,202	41,651,007
Loss per share attributable to stockholders – basic and diluted	(0.11)	(0.09)	(0.35)	(0.24)

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period. For the three and nine months ended March 31, 2026 and 2025, the computation of diluted loss per share does not assume the impacts from the exercise of the Company’s outstanding unexercised warrants and the convertible debt, due to its loss position for the three and nine months ended March 31, 2026 and 2025.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Commitments and Contingencies

Other commitments

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of $4,398,412 (see Note 2) and the operating and finance leases (See Note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of March 31, 2026 and June 30, 2025.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business.  As of March 31, 2026 and June 30, 2025, the Company was not a party to any material legal or administrative proceedings.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

As previously disclosed on a Current Report on Form 8-K filed by the Company, on November 7, 2025, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the 30 consecutive business days preceding the receipt of the notice, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market (the “Minimum Bid Price Requirement”). The Company was provided an initial period of 180 calendar days, or until May 6, 2026, to regain compliance with the Minimum Bid Price Requirement.

On March 26, 2026, the Company submitted an application to Nasdaq to transfer the listing of its common stock from The Nasdaq Global Market to The Nasdaq Capital Market, along with a written notification of its intent to regain compliance with the Minimum Bid Price Requirement, including by effecting a reverse stock split, if necessary. The Staff notified the Company in a letter dated May 7, 2026 (the “Second Nasdaq Notice”), that Nasdaq has approved the Company’s application to list its common stock on The Nasdaq Capital Market. Nasdaq’s approval is in part based upon the Company meeting the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the bid price requirement), the Company’s written notice of its intention to cure the deficiency by effecting a reverse stock split, if necessary, its agreement to the conditions outlined in the Nasdaq Listing Agreement, and additional supporting information provided in its application.

The Company’s common stock has been transferred to The Nasdaq Capital Market at the opening of business on May 8, 2026, and the Staff has determined that the Company were eligible for an additional 180 calendar day period, or until November 2, 2026, to regain compliance (the “Second Compliance Period”). If at any time during this period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten, and generally not more than 20, consecutive business days, the Staff will provide the Company with written confirmation of compliance and the matter will be closed.

In addition, as previously disclosed on a Current Report on Form 8-K filed by the Company, on April 17, 2026, the Company received a notice from Nasdaq notifying the Company that the listing of its common stock was not in compliance with Nasdaq Listing Rule 5450(b)(1)(C) for continued listing on The Nasdaq Global Market, as the Company’s Market Value of Publicly Held Shares (MVPHS) was below $5,000,000 for the previous 30 consecutive business days (the “MVPHS Deficiency”). Upon transfer to The Nasdaq Capital Market, the Company automatically regains compliance with the MVPHS requirement.

The Company intends to continue actively monitoring the bid price for its shares of common stock between now and the expiration of the Second Compliance Period and will consider all available options to resolve the deficiency including a reverse stock split, if necessary. However, there can be no assurance that the Company will be able to regain or maintain compliance with the Nasdaq listing criteria or continue to meet the continued listing requirements of The Nasdaq Capital Market.

ARMLOGI HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Related Party Transactions and Balances

Related Parties

Name of related parties	Relationship with the Company
Jacky Chen	Former CEO of the Company’s significant operating subsidiary, Armstrong Logistic Inc.
Aidy Chou	Founder, CEO, and substantial stockholder
DNA Motor Inc.	A company wholly-owned by Jacky Chen

Related Party Transactions

The Company had the following related party transactions:

(i)	DNA Motor Inc. (“DNA”), the lessor of three of the Company’s operating leases, is owned by Jacky Chen. During the nine months ended March 31, 2026, for these operating leases, US$227,898 (2025: US$283,339) lease expense was recorded in general and administrative expenses, US$6,102,386 (2025: US$8,815,346) was recorded in costs of services and US$Nil (2025: US$422,521) was recorded in other expenses. The aggregate lease liability associated with these operating leases as of March 31, 2026 and June 30, 2025 was US$21,156,272 and US$24,092,384, respectively. The aggregate right-of-use assets related to these operating leases as of March 31, 2026 and June 30, 2025 was US$20,501,156 and US$23,410,085, respectively.

(ii)	During the nine months ended March 31, 2026, the Company generated revenue of US$9,700 (2025: US$553) for providing logistic services to DNA. During the nine months ended March 31, 2026, the Company generated revenue of US$Nil (2025: US$884,700) for providing warehouse services to DNA. During the nine months ended March 31, 2026, the Company paid expenses in the total amount of US$9,066 (2025: US$470,912) on behalf of DNA. The amount due from DNA of $300 and $912 as of March 31, 2026 and June 30, 2025 are included in accounts receivable from as related party as disclosed in Note 3.

(iii)	During the nine months ended March 31, 2026, the Company incurred cost of services of US$4,647,700 (2025: US$1,603,146) for outside services, warehouse supplies, freight expenses and operating expenses provided by DNA. The amount due from DNA of $444,876 and $nil as of March 31, 2026 and June 30, 2025 are included in other receivables from a related party as disclosed in Note 3.

15. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2026, through the date the condensed consolidated financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited interim condensed consolidated financial statements other than the below one.

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate twelve warehouses across the country, with an aggregate gross floor area of approximately 3,946,620 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of March 31, 2026 and June 30, 2025, we had an active customer base of 601, and 505, respectively, for our warehousing and logistics services.

For the nine months ended March 31, 2026 and 2025, we had total revenue of $142.7 million and $139.5 million, and net loss of $15.4 million and $10.1 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant portion of our revenue from customers based in China. During the nine months ended March 31, 2026 and 2025, we generated approximately 76% and 87% of our revenue from PRC-based customers, respectively.

Results of Operations

The following table outlines our consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025:

	For Three Months Ended March 31, 2026	For Three Months Ended March 31, 2025	For Nine months Ended March 31, 2026	For Nine months Ended March 31, 2025
	US$	US$	US$	US$
Revenue	41,678,009	45,844,322	142,694,036	139,469,900
Costs of services	43,543,277	45,566,202	147,813,653	142,315,578
Gross profit	(1,865,268)	278,120	(5,119,617)	(2,845,678)

Operating costs and expenses:
General and administrative	3,325,439	4,472,813	10,871,295	10,800,794
Total operating costs and expenses	3,325,439	4,472,813	10,871,295	10,800,794

Loss from operations	(5,190,707)	(4,194,693)	(15,990,912)	(13,646,472)

Other (income) expenses:
Other income, net	(159,603)	(718,025)	(1,200,475)	(2,488,346)
Loss on disposal of assets	—	—	—	43,625
Finance costs	36,373	278,385	628,839	367,382
Total other (income) expenses	(123,230)	(439,640)	(571,636)	(2,077,339)

Loss before provision for income taxes	(5,067,477)	(3,755,053)	(15,419,276)	(11,569,133)

Current income tax expense	—	—	16,436	—
Deferred income tax expense (recovery)	—	—	—	(1,506,969)
Total income tax expenses (recovery)	—	—	16,436	(1,506,969)
Net loss	(5,067,477)	(3,755,053)	(15,435,712)	(10,062,164)
Total comprehensive loss	(5,067,477)	(3,755,053)	(15,435,712)	(10,062,164)

Basic & diluted net earnings per share	(0.11)	(0.09)	(0.35)	(0.24)
Weighted average number of shares of common stock-basic and diluted	45,443,079	41,714,608	44,442,202	41,651,007

Revenue, costs of services, and gross profit margin

The following table sets forth our revenue for the three and nine months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Nine months Ended March 31, 2026	For the Nine months Ended March 31, 2025
	US$	US$	US$	US$
Revenue	41,678,009	45,844,322	142,694,036	139,469,900
Costs of services	43,543,277	45,566,202	147,813,653	142,315,578
Gross profit (loss)	(1,865,268)	278,120	(5,119,617)	(2,845,678)
Gross profit (loss) margin %	-4.5%	0.6%	-3.6%	-2.0%

The following table outlines the compositions of our revenue streams:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Nine months Ended March 31, 2026	For the Nine months Ended March 31, 2025
	US$	US$	US$	US$
Transportation services	23,051,961	28,484,930	87,108,275	93,102,756
Warehousing services	18,608,523	17,345,315	55,535,326	46,323,371
Other services	17,525	14,077	50,435	43,773
Total	41,678,009	45,844,322	142,694,036	139,469,900

Three Months Ended March 31, 2026 and 2025

Our revenue decreased by $4.2 million, or 9.1%, to $41.7 million during the three months ended March 31, 2026, compared to $45.8 million for the same period in 2025. The decrease was mainly due to the following factors:

1)	Revenue from our transportation services decreased by $5.4 million, or 19.1%, for the three months ended March 31, 2026, compared with the same period in 2025, due to a decreased proportion of traditional customer order volume and an increased proportion of Temu and TikTok order volume for the three months ended March 31, 2026. Aggressive market pushes by e-commerce platforms have incentivized sellers to ship orders through the platforms rather than directly to consumers. For example, more of our traditional customers are transferring orders in bulk to Amazon warehouses to sell through their Fullfillment by Amazon program instead of shipping individual items to buyers. More customers are opting to arrange their own order delivery services, rather than using one of our service options, resulting in a decrease in transportation service volume and revenue. Additionally, Temu and TikTok orders typically already have their order delivery services provided by the e-commerce platform, so the growth in those customer segments did not translate to an increase in transportation service revenue.

Nine months Ended March 31, 2026 and 2025

Our revenue increased by $3.2 million, or 2.3%, to $142.7 million during the nine months ended March 31, 2026, compared to $139.5 million for the same period in 2025. The increase was due to the following factors:

1)	Revenue from our transportation services decreased by $6.0 million, or 6.4%, for the nine months ended March 31, 2026, compared with the same period in 2025, due to a decreased proportion of traditional customer order volume and an increased proportion of Temu and TikTok order volume for the nine months ended March 31, 2026. Aggressive market pushes by e-commerce platforms have incentivized sellers to ship orders through the platforms rather than directly to consumers. For example, more of our traditional customers are transferring orders in bulk to Amazon warehouses to sell through their Fullfillment by Amazon program instead of shipping individual items to buyers. More customers are opting to arrange their own order delivery services, rather than using one of our service options, resulting in a decrease in transportation service volume and revenue. Additionally, Temu and TikTok orders typically already have their order delivery services provided by the e-commerce platform, so the growth in those customer segments did not translate to an increase in transportation service revenue.

2)	Revenue from our warehousing services increased by $9.2 million, or 19.9%, for the nine months ended March 31, 2026, compared with the same period in 2025. Between the two time periods, warehouse operations were significantly increased in Georgia and Illinois, market segments that were newly added shortly before or during the nine months ended March 31, 2025. A warehouse location in Ontario, California, was also expanded to during the nine months ended March 31, 2025, becoming the second highest revenue generating warehouse in California as of March 31, 2026. The Temu and TikTok customer segments were also expanded upon between the nine months ended March 31, 2025 and the same period in 2026. These customers typically have higher than average warehousing service charges per order compared to traditional customers.

The following table sets forth a breakdown of our costs of services for the three and nine months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Nine months Ended March 31, 2026	For the Nine months Ended March 31, 2025
	US$	US$	US$	US$
Amortization	9,111	8,829	32,368	26,706
Depreciation	839,716	643,624	2,421,504	1,825,847
Lease expenses	11,264,609	10,408,649	32,780,728	28,458,977
Freight expenses	19,355,660	22,358,929	74,795,412	76,780,873
Port handling and customs fees	33,551	20,475	151,637	362,363
Salary and benefits	2,227,028	2,851,067	7,058,716	7,925,540
Temporary labor expenses	7,331,830	6,002,564	22,161,356	17,953,689
Warehouse expenses	1,986,540	2,516,595	6,883,543	6,815,924
Utilities	272,852	249,637	836,088	724,735
Other expenses	222,380	505,833	692,301	1,440,924
Total	43,543,277	45,566,202	147,813,653	142,315,578

Three Months Ended March 31, 2026 and 2025

Our costs of services mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of services decreased by $2.0 million, or 4.4%, during the three months ended March 31, 2026, compared with the same period in 2025. The decrease was primarily driven by the following two factors:

i.	Labor expenses temporarily increased by $1.3 million for the three months ended March 31, 2026 due to inventory reorganization taking place among the California warehouses during that time period. There was a large increase in workload due to the organizing, packing, loading, moving, and unloading of a significant amount of warehouse customer inventory.

ii.	Freight costs decreased by $3.0 million due to a reduction in freight volume. Customers favored arranging their own shipment options for outbound orders rather than use services provided by our vendors.

Our overall gross profit/(loss) margin decreased from 0.6% for the three months ended March 31, 2025 to negative 4.5% for the same period in 2026, primarily due to significant inventory reorganization taking place among the California warehouses during the three months ended March 31, 2026. The associated increase in workload and labor needs resulted in an increase to temporary labor expenses without a direct impact on revenue for that time period.

Nine months Ended March 31, 2026 and 2025

Costs of services increased by $5.5 million, or 3.9%, during the nine months ended March 31, 2026, compared with the same period in 2025. The increase was primarily driven by the following three factors:

i.	Between March 31, 2025 and March 31, 2026, the Company expanded its operations by the addition of a warehouse unit in Texas and an extension to the sublease of a location in California. Additionally, warehouse operations significantly increased in the Ontario, California location between the two time periods, reallocating a greater amount of its expense from operating expenses to cost of services. These factors lead to a $4.3 million increase in lease expenses for the nine months ended March 31, 2026 compared to the same period in 2025.

ii.

Temporary labor expenses increased by $4.2 million due to warehouse operations significantly increasing at the Georgia, Illinois, and California locations between March 31, 2025 and March 31, 2026, as well as significant inventory reorganization taking place among the California warehouses during the nine months ended March 31, 2026. The Georgia and Illinois locations were added during or just before the nine months ended March 31, 2025 and mainly used temporary labor services rather than employed warehouse workers, but operations had not reached capacity by the end of the period. The Ontario, California location was added during the nine months ended March 31, 2025 and also mainly used temporary labor services rather than employed warehouse workers. The location was underutilized until December 2025, when several larger customers started using the warehouse as their main California warehouse.

iii.	Freight costs decreased by $2.0 million due to a reduction in freight volume. Customers favored arranging their own shipment options for outbound orders rather than use services provided by our vendors.

Our overall gross loss margin worsened from negative 2.0% for the nine months ended March 31, 2025 to negative 3.6% for the same period in 2026, primarily due to an increased in warehousing labor costs for the three months ended March 31, 2026 following significant warehouse inventory reorganization among the California warehouses during that time period.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the three and nine months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Nine months Ended March 31, 2026	For the Nine months Ended March 31, 2025
	US$	US$	US$	US$
Bank charges	35,623	37,230	95,938	90,347
Amortization	48,442	49,071	146,585	157,318
Office expenses	963,740	547,861	2,772,197	2,201,554
Professional fees	437,935	980,224	1,132,649	2,214,192
Rental expenses	312,676	1,267,649	1,213,805	1,486,673
Repairs and maintenance	591,750	215,279	1,903,148	637,028
Salary and benefits	825,091	1,008,032	2,902,612	3,010,275
Sundries	21,094	198,708	135,168	303,034
Tax and licenses	12,655	40,198	201,971	180,058
Vehicle expenses	32,091	32,010	242,828	95,255
Other expenses	44,342	96,551	124,394	196,697
Credit loss expenses	-	-	-	228,363
Total	3,325,439	4,472,813	10,871,295	10,800,794

Three Months Ended March 31, 2026 and 2025

Our general and administrative expenses decreased by $1.1 million, from $4.5 million for the three months ended March 31, 2025 to $3.3 million for the same period in 2026, representing a decrease of 25.7%. The decrease was due to the following factors:

1)	Office expenses increased by $0.4 million, or 75.9% as a result of the growth in our dispatching services team. The increase in personnel necessitated an increased expenditure in office supplies and necessities.

2)	Rental expenses decreased by $1.0 million, or 75.3%. The decrease is mainly due to increased warehouse operations at the Ontario, California location between March 31, 2025 and March 31, 2026 and the resulting reclassification of its general and administrative rental expenses to cost of services lease expenses.

3)	Repairs and maintenance expenses increased by $0.4 million, or 174.9%, mainly due to additional warehouse locations and growth in our truck fleet.

4)	Salary and benefits decreased by $0.2 million, or 18.1%, due to restructuring and consolidation of personnel following the termination of warehouse locations between March 2025 and March 2026.

5)	Professional fees decreased by $0.5 million, or 55.3%. The decrease is mainly due to fewer external consultants used in the three months ended March 31, 2026.

Nine months Ended March 31, 2026 and 2025

Our general and administrative expenses slightly increased by $0.1 million, from $10.8 million for the nine months ended March 31, 2025 to $10.9 million for the same period in 2026, representing an increase of 0.7%. The increase was due to the following factors:

1)	Office expenses increased by $0.6 million, or 25.9% as a result of the growth in our dispatching services team. The increase in personnel necessitated an increased expenditure in office supplies and necessities.

2)	Rental expenses decreased by $0.3 million, or 18.4%. The decrease is mainly due to increased warehouse operations at the Ontario, California location between March 31, 2025 and March 31, 2026 and the resulting reclassification of its general and administrative rental expenses to cost of services lease expenses.

3)	Repairs and maintenance expenses increased by $1.3 million, or 198.8%, mainly due to additional warehouse locations and growth in our truck fleet.

4)	Professional fees decreased by $1.1 million, or 48.8%. The decrease is mainly due to fewer external consultants used in the nine months ended March 31, 2026.

Income Tax

Our income tax recovery decreased by $1.5 million for the nine months ended March 31, 2026 compared to the same period in 2025, mainly due to the non-recurring reversal of previously recognized deferred tax liabilities during the nine months ended March 31, 2025.

Net loss

As a result of the foregoing, our net loss for the three months ended March 31, 2026 was $5.1 million, compared with $3.8 million for the same period in 2025, representing an increase by $1.3 million.

Our net loss for the nine months ended March 31, 2026 was $15.4 million, compared with $10.1 million for the same period in 2025, representing an increase by $5.4 million.

Liquidity and Capital Resources

Going Concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $15.4 million and $5.5 million net cash used in operating activities during the nine months ended March 31, 2026 and as of that date, had a net current liability of $20.9 million and accumulated deficits of $7.0 million. Without additional financing, the Company may not be able to fund its ongoing operations. The Company is expanding its service offerings to new customers, optimizing warehouse utilization, and developing higher-margin logistics solutions to improve profitability and cash generation. Management is executing a cost optimization plan, including delaying certain non-essential capital expenditures, reducing third-party service costs, and improving operational efficiency across warehouse operations to preserve cash flow. In addition, the Company is in discussions with several financial institutions and investors to secure additional credit facilities and other forms of financing to strengthen working capital. There is no assurance that the Company will be able to obtain financings or obtain them on favorable terms. These uncertainties may cast significant doubt on the Company’s ability to continue as a going concern. The Company will need to raise sufficient working capital to maintain operations. These financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this Quarterly Report, we have financed our operations primarily through cash generated by operating activities and capital contributions from stockholders. As of March 31, 2026 and June 30, 2025, we had cash and cash equivalents and restricted cash of $7.1 million and $13.6 million, respectively, which primarily consisted of cash deposited in banks.

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

Cash Flows for the nine months Ended March 31, 2026 and 2025

	For the Nine months Ended March 31, 2026	For the Nine months Ended March 31, 2025
	US$	US$
Net cash used in operating activities	(5,512,701)	(5,641,142)
Net cash provided by (used in) investing activities	1,480,482	(1,531,752)
Net cash (used in) provided by financing activities	(2,478,892)	6,633,329
Net decrease in cash and cash equivalents and restricted cash	(6,511,111)	(539,565)
Cash and cash equivalents and restricted cash at beginning of nine months period	13,577,827	9,950,384
Cash and cash equivalents and restricted cash at end of nine months period	7,066,716	9,410,819

We had a balance of cash and cash equivalents and restricted cash of $7.1 million as of March 31, 2026, compared with a balance of $13.6 million as of June 30, 2025. During the nine months ended March 31, 2026, changes in our cashflow were mainly due to the following activities:

Operating Activities

Net cash used in operating activities was $5.5 million for the nine months ended March 31, 2026, compared to net cash used in operating activities of $5.6 million for the same period in 2025, representing a $0.1 million increase in the net cash inflow from operating activities. The increase was primarily due to the following:

(i)	We had net loss of $15.4 million for the nine months ended March 31, 2026. For the nine months ended March 31, 2025, we had net loss of $10.1 million, which led to a $5.4 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables were $3.8 million cash inflow for the nine months ended March 31, 2026. For the nine months ended March 31, 2025, changes in accounts receivable and other receivables were $1.6 million cash outflow, which led to a $5.4 million increase in net cash inflow from operating activities.

(iii)	Changes in accounts payable and accrued liabilities used $1.3 million net cash outflow for the nine months ended March 31, 2026. For the nine months ended March 31, 2025, changes in accounts payable and accrued liabilities used net cash outflow of $0.6 million, which led to a $0.7 million decrease in net cash inflow from operating activities.

(iv)	Changes in non-cash items provided $7.3 million net cash inflow for the nine months ended March 31, 2026. For the nine months ended March 31, 2025, changes in non-cash items provided net cash inflow of $6.7 million, which led to a $0.6 million increase in net cash inflow from operating activities.

Investing Activities

Net cash provided by investing activities was $1.5 million for the nine months ended March 31, 2026, primarily attributable to $0.8 million cash used for the purchase of property and equipment, $2.4 million cash used for loans extended to others, and $4.6 million proceeds received from loan repayments.

For the nine months ended March 31, 2025, net cash used in investing activities was $1.5 million, primarily attributable to $2.6 million cash used for the purchase of property and equipment, $1.0 million cash used for loans extended to others, and $2.0 million proceeds received from loan repayments.

Financing Activities

For the nine months ended March 31, 2026, we had net cash used in financing activities of $2.5 million, which was primarily attributable to the $0.5 million used to repay finance lease liabilities and $2.0 million used to repay convertible notes.

For the nine months ended March 31, 2025, we had net cash inflow from financing activities of $6.6 million, which was primarily attributable to the net effects of: (i) $0.4 million repayment to related parties; (ii) $7.2 million of net proceeds from the Pre-Paid Advance under the SEPA; (iii) $0.2 million used to repay commitment fee payable; and (iv) $0.1 million used to repay finance lease liabilities.

Commitments and Contractual Obligations

As of March 31, 2026, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates through June 2026 to November 2034 with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of ROU assets or lease liabilities, as there is no reasonable certainty, as of the date of this Quarterly Report, that these options will be exercised.

As of March 31, 2026, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2026	8,723,297	209,022
2027	38,396,649	745,248
2028	38,851,414	510,186
2029	26,251,319	155,590
2030 and beyond	41,226,447	8,090
Total minimum lease payment	153,449,126	1,628,136
Less: imputed interest	(34,275,417)	(165,817)
Total lease liabilities	119,173,709	1,462,319
Less: current potion	(35,351,135)	(759,787)
Non-current portion	83,822,574	702,532

Other than the above leases, we did not have significant commitments, long-term obligations, or guarantees as of March 31, 2026.

Off-balance Sheet Commitments and Arrangements

Other than six standby letters of credit with Eastwest Bank in the aggregate amount of $4,398,412, we did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2026, we still have an unused line of credit of $4,398,412 with Eastwest Bank.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ARMLOGI HOLDING CORP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings. From time to time, we may be involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. However, the Company is including the following risk factors to update the disclosures previously provided in its Annual Report on Form 10-K for the fiscal year ended June 30, 2025:

There is substantial doubt about our ability to continue as a going concern, and if we are unable to obtain additional financing, we may be unable to continue our operations.

For the nine months ended March 31, 2026, we incurred a net loss of $15.4 million and $5.5 million net cash used in operating activities and, as of that date, we had a net current liability of $20.9 million and accumulated deficits of $7.0 million. These conditions may cast significant doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow from operations and to raise additional capital through equity or debt financings. While management is currently executing a cost optimization plan and is in discussions with several financial institutions to secure additional credit facilities, there is no assurance that these plans will be successful or that additional financing will be available on favorable terms, or at all.

If we are unable to raise sufficient working capital, we may be required to significantly curtail our operations, delay capital expenditures, or even cease operations entirely. Furthermore, our financial statements do not include any adjustments that might result from the outcome of this uncertainty, such as adjustments to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities. If we are unable to continue as a going concern, investors may lose the entire value of their investment in our securities.

Geopolitical conflicts involving the United States, Israel, Iran and other parties in the Middle East could adversely affect our business, financial condition and results of operations.

Ongoing armed conflicts and heightened geopolitical tensions involving the United States, Israel, Iran and other parties in the Middle East have created significant uncertainty in global economic, political and financial markets. The continuation or escalation of these conflicts, including potential disruptions to international shipping routes, energy supplies and global trade, could adversely affect global economic conditions and increase market volatility.

These events have contributed, and may continue to contribute, to fluctuations in commodity prices, fuel and transportation costs, inflation, interest rates, foreign exchange rates and capital markets conditions. In addition, the conflicts could result in cyberattacks, sanctions, export controls, supply chain disruptions, disruptions in the availability or pricing of inventory and raw materials, or other adverse effects on global commerce.

Although we currently do not maintain operations in the Middle East, the indirect effects of geopolitical instability, military conflict and related economic uncertainty could adversely affect our business operations, financial condition, results of operations and ability to access capital markets. The extent, duration and ultimate impact of these conflicts remain uncertain and cannot be predicted.

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

Date: May 14, 2026

Armlogi Holding Corp.

By:	/s/ Aidy Chou
Aidy Chou
Chief Executive Officer