Form 10-K
period 2026-06-30
Armlogi Holding Corp.
filed 2026-09-28
CIK 1972529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates of the registrant, as computed by reference to the December 31, 2025 closing price reported by Nasdaq, was approximately $7,624,801.

The number of the registrant’s shares of common stock, $0.00001 par value per share, outstanding on September 25, 2026 was 45,443,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate eleven warehouses across the U.S., with an aggregate gross floor area of approximately 3,819,900 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of June 30, 2026 and 2025, we had an active base of 525 and 505 customers, respectively, for our warehousing and logistics services.

We have experienced growth since our inception. For the fiscal years ended June 30, 2026 and 2025, we had total revenue of $185.8 million and $190.4 million, respectively, and net loss of $20.9 million and net loss of $15.3 million, respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant part of our revenue from customers based in China. During the fiscal years ended June 30, 2026 and 2025, we generated approximately 78% and 84% of our revenue from PRC-based customers, respectively.

Our Competitive Strengths

We believe the following competitive strengths are essential for our success and differentiate us from our competitors:

Quality Warehousing and Logistics Services that Meet ISO 9001 Standards

We provide our customers with quality warehousing and logistics services with high inventory accuracy and 24/7 customer support, which are especially suitable for the e-commerce of bulky items. Our operations span across the West Coast, Midwest, and East Coast of the U.S., with a total of eleven warehouses under management, including one of the only 23 eBay-certified third-party warehouses in the U.S. Specifically, certain items, such as furniture or large home appliances, require special logistics facilities for storage, fulfillment, and shipping because of their size and weight. As a result, traditional warehousing and logistics service providers may find it difficult to offer integrated one-stop solutions. The eleven warehouses we operate not only provide large storage space, but are also equipped with forklifts, pallets, and trays for processing bulky items. Moreover, our customer service team provides full support to our customers’ business throughout the entire process, from recommendations on e-commerce infrastructure to sharing experience in security and compliance practices and to optimizing warehousing and logistics costs for our customers. Leveraging our expertise in the warehousing and logistics industry as well as our 24/7 online customer support in over 30 languages, we are also able to respond quickly to special circumstances.

The warehousing and logistics services we provide are designed to align with ISO 9001 standards, which are a set of international standards for quality management systems. These standards are issued by the International Organization for Standardization (“ISO”), a non-governmental organization that develops and publishes standards across a wide range of industries, including warehousing and logistics services. ISO 9001 standards provide a framework for managing and improving quality in a systematic and structured manner. ISO 9001 standards are rooted in a set of fundamental principles, such as prioritizing customer needs, exhibiting strong leadership, pursuing continuous improvement, and making data-driven decisions. To ensure that our warehousing and logistics operations meet the highest quality standards, we have implemented ISO 9001 standards into our quality management system. To accomplish this, we have implemented policies designed to align with ISO 9001 required procedures, including procedures for managing inventory, handling and storing goods, and transporting goods, as well as procedures for continuous improvement and customer feedback mechanism. Incorporating ISO 9001 into our warehousing and logistics services may give us a competitive advantage by ensuring we meet the highest quality standards, as customers are increasingly seeking suppliers and service providers with such quality management systems.

Reasonable Service Fees and Delivery Fees due to the Large Volume of Goods We Process

Considering the large volume of merchandise we process, we are able to offer relatively inexpensive service fees and affordable delivery fees. We rely on third-party logistics providers, such as FedEx and United Parcel Service, Inc. (“UPS”), for end-to-end delivery, as we do not have our own in-house delivery team or vehicles. Despite this, we offer transportation rates based on a long-term agreement between our eleven warehouses and third-party logistics service providers. The volume of packages we send often entitles us to large discounts from third-party logistics providers. As a result, we have been able to provide our customers with stable and reasonable transportation rates. Additionally, we are able to overcome the surge charges for oversized items and peak season fees by leveraging our logistics management tools to achieve lower freight charges. As such, we believe our service fees are reasonable and affordable.

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

An Experienced Management Team with Strong Financial and Operational Expertise

Our management team consists of executives with decades of supply chain, warehousing, and logistics industry as well as other corporate functions experience. As a co-founder of Armstrong Logistic Inc. (“Armstrong Logistic”) and our Chief Executive Officer, Mr. Aidy Chou, is responsible for high-level strategizing and business planning, as well as the overall financial management and investment management of our Company. From September 2003 to May 2023, Mr. Chou served as the chief executive officer and chief financial officer at Advance Tuner Warehouse Inc. (“Advance Tuner”), a major automobile accessories company. Mr. Tong Wu, our Interim Chief Financial Officer, Secretary, Treasurer, and director, is also a co-founder and serves as the chief administrative officer of Armstrong Logistic, and is responsible for the management of day-to-day operations and overseeing specific departments, such as sales, marketing, and human resources. Mr. Wu has extensive experience in the warehousing and logistics industry.

Our Growth Strategies

We intend to develop our business and strengthen brand loyalty by implementing the following strategies:

Expand and Diversify Our Customer Base and Geographic Coverage

We are dedicated to growing and diversifying our existing customer base. For the fiscal years ended June 30, 2026 and 2025, we had 525 and 505 customers, respectively, with approximately 88% and 86% of them based in mainland China, respectively. We are looking to continue to grow our customer base in China and also expand into Southeast Asia, including Vietnam, Thailand, Indonesia, and the Philippines, and into Mexico. Moreover, our success is largely based on our warehouse management capabilities enabled by our warehousing network, which covers the West Coast, Midwest, and East Coast of the United States. As of the date of this annual report, we operate eleven warehouses in the U.S., and plan to continue expanding our geographic footprint in key markets. We plan to build out additional infrastructure in key markets in the U.S., including California, Georgia, Tennessee, Florida, Illinois, and Arizona. A variety of funding sources could be utilized to lease additional warehouse space, including cash reserves, loans from financial institutions, and investor fundraising. Before choosing the right funding source, we will carefully consider our financial position, creditworthiness, and other factors. A complex process of leasing additional warehouse space requires careful planning and execution, involving the identification of suitable locations, negotiation of lease terms, and logistics management for moving equipment and inventory. In addition, the recruitment and training of personnel for the new warehouses may also be challenging. All of these endeavors involve risks and will require significant management, financial, and human resources. We cannot assure you that we will be able to effectively manage our growth or to implement our strategies successfully.

Further Invest in Supply Chain Technologies to Drive Sustainable Growth

We plan to further invest in supply chain technologies to facilitate the adoption and implementation of advanced technologies to improve the efficiency, transparency, and sustainability of our supply chain solutions. Our focus will be on fundamental technologies, including artificial intelligence, data analytics, and supply chain planning and optimization algorithms, as well as smart systems, such as ocean freight tracking and management, automated sales forecasting and inventory management, and real-time data analysis. In addition, we are currently evaluating a potential investment in conveyor belt systems for our warehouse operations, as part of our broader efforts to improve supply chain automation and efficiency. This potential investment is still in the assessment and planning stage and has not been finalized; we are conducting feasibility studies and cost-benefit analyses to determine the scope, timing, and expected impact of such an investment on our operations. We anticipate that investing in supply chain technologies will not only enhance our ability to provide smart supply chain solutions and offer valuable data insights to customers across diverse industries, but will also bring a multitude of benefits, such as improved inventory management, faster delivery times, reduced operational costs, increased supply chain transparency, enhanced sustainability, and improved overall customer satisfaction. In addition, we plan to further open up our technology platforms to our customers and partners to accelerate the digitization and streamlining of their supply chains. We believe this will enhance collaboration, innovation, and efficiency across the supply chain ecosystem. Some challenges can arise when implementing supply chain technologies, including high costs, a shortage of skilled workers, and data security concerns. Overall, we believe that further investing in supply chain technologies to drive sustainable growth can help us sustain our competitive advantage and contribute to our long-term success while also advancing sustainable practices.

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

Organizational Structure

Armstrong Logistic was incorporated on April 16, 2020 under the laws of the State of California, which entity holds 100% of the equity interests in the following entities: (i) Armlogi Truck Dispatching LLC (“Truck Dispatching”), a limited liability company wholly owned by Armstrong Logistic, which was organized on February 26, 2021 under the laws of the State of California; (ii) AndTech Trucking LLC (“Andtech Trucking”), a limited liability company wholly owned by Armstrong Logistic, which was organized on May 7, 2021 under the laws of the State of California; (iii) Armlogi Trucking LLC (“Armlogi Trucking”), a limited liability company wholly owned by Armstrong Logistic, which was organized on March 25, 2021 under the laws of the State of California; (iv) Armlogi Group LLC (“Armlogi Group”), a limited liability company wholly owned by Armstrong Logistic, which was organized on October 19, 2021 under the laws of the State of California; and (v) AndTech Customs Broker LLC (“Andtech Customs Broker”), a limited liability company wholly owned by Armstrong Logistic, which was organized on June 8, 2021 under the laws of the State of California.

In connection with our initial public offering (“IPO”), we have undertaken a reorganization of our corporate structure in the following steps:

●	on September 27, 2022, we incorporated Armlogi Holding under the laws of the State of Nevada; and

●	on October 7, 2022, Armstrong Logistic was acquired by Armlogi Holding from the original stockholders of Armstrong Logistic through a share exchange agreement entered into by and among Armlogi Holding, Armstrong Logistic, and the original stockholders of Armstrong Logistic.

On May 15, 2024, we closed our IPO of 1,600,000 shares of common stock at a price of $5.00 per share. In connection with the IPO, the shares of common stock began trading on the Nasdaq Global Market under the symbol “BTOC” on May 14, 2024.

On May 8, 2026, our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, where it continues to trade under the same “BTOC” symbol.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Our Customers

We primarily serve two types of customers: (i) overseas customers and (ii) U.S. domestic customers. Our overseas customers consist of cross-border e-commerce merchants outside the U.S. (primarily from the PRC) who intend to sell in the U.S. market via a variety of e-commerce platforms, such as Amazon, eBay, Wish, Walmart, and Wayfair. Those customers typically operate their e-commerce stores seeking to sell in the U.S. market but typically lack access to the warehousing and logistics resources in the U.S. Through our expertise and liaison with the PRC, we are primarily targeting cross-border e-commerce merchants in the PRC, but we are also developing a growing international customer base in other countries, such as South Korea and Mexico. Our U.S. domestic customers are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. Our overseas and domestic customers generated approximately 78% and 22% of our revenue, respectively, during the fiscal year ended June 30, 2026, and approximately 84% and 16% of our revenue, respectively, during the fiscal year ended June 30, 2025. As of June 30, 2026 and 2025, we had an active base of 525 and 505 customers, respectively, for our warehousing and logistics services. During the fiscal year ended June 30, 2026, our two largest customers were Goldensee Ltd. and Aukey International Limited, representing 21.8% and 14.4% of our total revenue, respectively. For the fiscal year ended June 30, 2025, our two largest customers were Goldensee Ltd. and Kimberly Tenneco Inc, representing 22.0% and 10.8% of our total revenue, respectively. No other customers represented 10% or more of our total revenue for the years ended June 30, 2026 and 2025.

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

Our Suppliers

The suppliers of our one-stop warehousing and logistics services primarily consist of (i) our warehouse landlords and (ii) third-party logistics service providers, including FedEx and UPS, who assist us in transporting customers’ goods from foreign countries to the U.S., and/or delivering goods from our warehouses to end consumers. We have established procedures for selecting independent third-party logistics service providers that we engage in, including a thorough review of their service prices and quality, their operating history, fleet condition, reliability, and availability. During the fiscal year ended June 30, 2026, Flatiron Merchants Inc. and Fastbuy Inc., two third-party vendors providing shipping services via Fedex, accounted for approximately 13.5% and 12.5% of our total purchases, respectively. During the fiscal year ended June 30, 2025, UPS accounted for approximately 15.2% and MEGA CORP LOGISTIC LLC, a third-party vendor providing shipping services via FedEx, accounted for approximately 10%, respectively.

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

Our Warehousing Network

We have set up our local warehousing infrastructure in the U.S. strategically such that we are close to ports and customers across the country, shortening delivery time to the end customers. As of the date of this annual report, we operate eleven warehouses in five states, covering five U.S. ports of destination, including the Port of Los Angeles/Long Beach in California, the Port of Savannah in Georgia, the Port of Houston in Texas, the Port of Newark in New Jersey and the St. Louis rail hub in Illinois. Specifically, we have (i) three warehouses in California, one in Walnut, one in Ontario and one in Fontana; (ii) one warehouse in Georgia; (iii) two warehouses in Texas; (iv) two warehouses in New Jersey; and (v) one warehouse in Illinois. Our current warehousing facilities are leased to us and have an aggregate gross floor area of approximately 3,819,900 square feet. Aside from the large storage space, our warehouses are equipped with automated sorting systems, forklifts, pallets, and trays that are suitable for processing bulky items. Our warehouses are also equipped with advanced security systems and real-time scanning systems, to ensure the safe storage of a wide variety of products.

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

In many cases, our customers may only intend to send a portion of their merchandise to Amazon’s warehouses to be sold via FBA, while the remainder needs to be stored and sold via other online e-commerce platforms. As a result, we provide services for delivering these goods to one of our eleven warehouses in the U.S. for further services, such as warehousing, storage, and e-commerce order fulfillment.

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

In accordance with the order information, we pick, pack, and arrange for third-party logistics service providers to distribute the merchandise ordered online. See “— Our Suppliers.” As of the date of this annual report, we only provide warehousing services and logistics management services and do not provide distribution services ourselves, as we do not have our own delivery team or networks; rather, deliveries are all handled by third-party logistics service providers, such as FedEx and UPS. For each parcel delivered, these third-party logistics service providers provide tracking numbers, which are transferred to our customers’ ERP systems, so that both our customers and end consumers can track their location at any time.

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

We generate revenue by charging service fees, typically ranging from $3 to $1,500 for each service, for our warehousing and logistics services, which vary depending on the specific types of services selected by our customers, and are subject to various factors such as the load type, the total number SKUs, weight, volume, storage time, and delivery distance. In addition to the service fees, we also charge our customs delivery fees for services provided by third-party logistics service providers such as FedEx and UPS. Due to our long-term partnerships with third-party logistics service providers, we believe we offer our customers reasonable and affordable transportation rates — due to the size and volume of packages we send to our collaborative third-party logistics service providers, we are able to consolidate small shipments of goods to achieve lower transportation rates for our customers. We strive to provide our customers with transparency in pricing and a clear understanding of the fees they will be charged for our services, typically (i) ranging from $50 to $1,500 for a package of services selected by each overseas customer, and (ii) ranging from $50 to $1,500 for a package of services selected by each domestic customer.

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

Employees

As of June 30, 2026, we had 161 full-time employees. The following table sets forth the number of our full-time employees as of June 30, 2026:

Function:	Number
Warehousing and Logistics	130
Operations	16
Customer Services	7
Technology	1
Accounting	7
Total	161

We enter into employment contracts, non-disclosure agreements, and confidential information agreements with our full-time employees to establish clear terms and expectations of employment and protect our sensitive and confidential information.

In addition to our full-time employees, we also hired approximately 23 independent contractors as of June 30, 2026. These contract workers serve as our supplemental workforce, primarily responsible for warehouse labor, security, and cleaning.

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

Operations

We do not believe that current U.S. governmental regulations impose significant economic restraint upon our business operations. A number of U.S. federal, state, and local laws and regulations affect our business, including those relating to our sales, operations, transportation of goods, warehouse maintenance, financing, insurance, and employment practices. The regulatory bodies that regulate our business include, but are not limited to, the Federal Maritime Commission (“FMC”), the CBP, the U.S. Department of Homeland Security (the “DHS”), the Occupational Safety and Health Administration (the “OSHA”), the U.S. Department of Transportation (the “DOT”), and the Federal Motor Carrier Safety Administration (the “FMCSA”). For example, the shipping of goods by sea is regulated by the FMC. Our Company is licensed by the FMC to operate as an ocean transportation intermediary (“OTI”). As a licensed OTI, we are required to comply with several regulations, including the filing of our tariffs. Further, the DHS regulations applicable to our customers that import goods into the U.S. and our contracted ocean carriers may impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations. We are also licensed as a customs broker by the CBP, nationally and in each U.S. customs district in which we do business. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. Moreover, the OSHA implements and enforces safety and health regulations in the workplace, which provide standards applicable to both general industry and specific to the warehousing industry, such as standards for, among other things, proper storage of materials, use of material handling equipment, and employee training. Furthermore, as we are involved in the transportation of goods, we must comply with the DOT regulations regarding driver qualifications, vehicle maintenance, and hours of service. The FMCSA, as a sub-agency of the DOT, specifically governs motor carrier operations, including driver qualification standards, hours of service requirements, and vehicle maintenance obligations applicable to our truck fleet. Additionally, as with other warehousing and logistics companies, we are required to follow federal and state employment laws, which cover important aspects such as minimum wage, overtime pay, and anti-discrimination policies, among other things. We are also required to comply with local zoning ordinances and building codes, which may specify the permissible locations for our facilities and the safety standards that must be adhered to. We confirm that, as of the date of this annual report, each of our subsidiaries has obtained a valid business license or permit required for its operations. To the best of our knowledge, we are not obliged to obtain any other approvals, licenses, or permits from any federal, state, or local authorities to conduct our business, nor have we received any notice requesting such approvals, licenses, or permits from these authorities. However, it is uncertain whether we will be required to obtain additional approvals, licenses, or permits in connection with our business operations pursuant to evolving federal or state laws and regulations, and whether we will be able to obtain such approvals, licenses, or permits on a timely basis. Failure to do so may result in a material change in our operations, and the value of our common stock could depreciate significantly or become worthless.

Environmental

We are subject to federal, state, and local environmental laws and regulations, such as the National Environmental Policy Act, the Resource Conservation and Recovery Act, the California Environmental Quality Act, and the California Integrated Waste Management Act. These laws and regulations cover a variety of processes, including proper storage, handling and disposal of waste materials, appropriately managing wastewater and stormwater, and communicating the presence of reportable quantities of hazardous materials to local responders. Compliance with these laws and regulations has minimal impact on our business, since our warehouse inventory does not contain reportable quantities of toxic or hazardous materials or liquid waste. We have complied with regulation requirements by properly disposing of foam, plastic, and cardboard packing material, and working with our local waste management services. Moreover, we regularly communicate with our customers to ensure that we are aware of the contents of their goods stored in our warehouses, especially for inventory that is to be disposed of. In addition, as we operate warehouses and a truck fleet in California, we are subject to regulations promulgated by the California Air Resources Board (“CARB”), including rules applicable to motor carriers and warehouse operators relating to fleet emissions standards and indirect source requirements. We monitor developments in CARB regulations and endeavor to maintain compliance with applicable requirements as they evolve. As of the date of this annual report, we have not received any inquiry, notice, or sanction regarding non-compliance with any environmental laws or regulations from any federal, state, or local regulatory authority.

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

We derived approximately 78% and 84% of our revenue from overseas customers in the PRC during the fiscal years ended June 30, 2026 and 2025, respectively, and the continued success of our operations will be heavily dependent on the willingness of our PRC customers to sell in the U.S. via global online e-commerce platforms, such as Amazon and eBay. This, in turn, depends heavily on stable political and economic relations between the PRC and the U.S. In the event of any significant deterioration in the PRC’s relations with the U.S., our customers in the PRC may refrain from selling their merchandise in the U.S. market, and executive action or legislation may be enacted that would adversely affect the profitability, feasibility, and thus the willingness of these customers to continue their global e-commerce business in the U.S. For example, due to the increased tariffs caused by the ongoing trade conflicts between the U.S. and China, the costs of importing and exporting certain goods or materials have increased. Given that we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, our supply chain, costs, and profitability may be negatively impacted by the adoption and expansion of trade restrictions, the continuation of the trade conflicts, or other government actions related to tariffs, trade agreements, or related policies. As a result, our business, financial condition, and results of operations may be adversely affected.

U.S. government trade actions, including ongoing tariff escalations, trade negotiations with China, and new tariff measures targeting forced labor concerns, could have a material adverse effect on our business, financial position, and results of operations.

Over the past several years, the U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the U.S. As the majority of our customers import products into the U.S. from China, many of their products are subject to the tariffs imposed under Section 301 of U.S. trade law that have been applied to separate lists of Chinese goods imported into the U.S., beginning during the first Trump Administration. The Biden Administration largely maintained, defended, and enforced these particular trade actions. A number of lawsuits and other legal challenges with respect to the Section 301 tariff actions have been filed and remain pending, which could result in further changes to the tariffs. Notably, in 2026, the U.S. Supreme Court issued a decision in Learning Resources v. Trump that invalidated certain sweeping emergency duties previously imposed on Chinese imports. The current Trump Administration has significantly expanded upon these tariff measures, imposing additional tariffs on Chinese imports and reigniting trade tensions with key U.S. trading partners. In response to the U.S. Supreme Court’s ruling, the U.S. Trade Representative initiated new Section 301 investigations targeting forced labor concerns, resulting in the announcement on June 2, 2026, and implementation in late July 2026, of a new tariff of up to 12.5% on Chinese goods on the basis that the PRC lacks an effective prohibition on the importation of goods produced with forced labor. China has condemned this unilateral action, and the situation remains subject to ongoing developments.

Changes in U.S. trade policy have created ongoing uncertainties in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. In May 2025, a 90-day temporary easing of tariffs was announced and following further negotiations, the U.S. and China reached a broader trade framework under which tariff rates were further reduced, although Chinese tariffs remain significantly elevated relative to pre-2018 levels. In addition, broader baseline reciprocal tariffs and mutual suspensions on select agricultural goods, maritime equipment, and rare earth export controls remain in effect on a provisional basis, with current provisional agreements extending through November 10, 2026. As of the date of this annual report, the tariff and trade situation between the U.S. and China remains subject to ongoing negotiation and change, and the ultimate scope, duration, and impact of applicable tariffs and trade restrictions cannot be predicted with certainty.

Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our customers’ products and services, increase their costs, reduce their profitability, adversely impact their supply chain or otherwise have a material adverse effect on their business and results of operations, any of which could have a material adverse effect on our business, financial position, and results of operations. Even where tariff rates have been temporarily reduced through negotiated frameworks, there can be no assurance that such reductions will be maintained, and tariff levels may be increased again at any time. The introduction of new tariff measures — such as the forced labor-based Section 301 tariff of up to 12.5% implemented in July 2026 — and the potential for further legal challenges following the U.S. Supreme Court’s decision in Learning Resources v. Trump, introduce additional layers of uncertainty as to the applicable tariff regime. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, retaliatory measures, a breakdown in ongoing negotiations, or the expiration or modification of provisional suspension agreements, the impact on our business and results of operations remains uncertain.

The ongoing conflict in the Middle East, including hostilities involving Israel, Hamas, Hezbollah, the Houthis, and Iran, as well as the broader risk of regional escalation, may adversely affect our business, financial condition, and results of operations.

Since October 2023, the conflict in the Middle East has intensified significantly, involving military operations in Gaza and Lebanon, Houthi attacks on commercial shipping in the Red Sea and the Gulf of Aden, and the military conflict involving the United States, Israel, and Iran, which escalated significantly in February 2026, have led to profound instability in global financial and energy markets. These events, including the closure of strategic airspaces and critical maritime routes such as the Strait of Hormuz and the Red Sea, have contributed to a dramatic increase in the price of oil and gas and created widespread market uncertainty. Moreover, these developments have contributed to disruptions in global shipping routes, and increased maritime insurance costs. The ongoing disruptions caused by these military actions, and the potential for further escalation, could result in protracted and severe damage to the global economy and investment climate. Although the direct impact on our operations to date has been limited, a further escalation of hostilities in the region, could result in sustained increases in oil prices, which in turn could drive higher fuel and transportation costs throughout the global supply chain, including the costs charged by the third-party logistics service providers upon which we rely. Elevated energy prices may also contribute to broader inflationary pressures in the U.S. economy, potentially reducing consumer spending power and dampening demand for imported goods sold by our customers through e-commerce platforms. In addition, disruptions to key maritime trade routes, such as the Strait of Hormuz or the Suez Canal corridor, could cause delays in ocean freight shipments, increase shipping costs, and create supply chain bottlenecks that adversely affect the timeliness and cost-effectiveness of our warehousing and logistics services. Any prolonged disruption to global trade flows or sustained increase in transportation and energy costs resulting from the Middle East conflicts could materially and adversely affect our business, financial condition, and results of operations. Furthermore, the geopolitical uncertainty arising from the Middle East conflicts, in combination with other ongoing geopolitical tensions described elsewhere in this annual report, may contribute to broader macroeconomic instability, capital markets volatility, and reduced investor confidence, any of which could adversely affect our financial condition, the trading price of our common stock, and our ability to access capital markets on favorable terms.

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

In addition, the U.S.-China relationship has recently faced daunting challenges, contributing to geopolitical instability worldwide. Because we derived approximately 78% and 84% of our revenue from the PRC market during the fiscal years ended June 30, 2026 and 2025, respectively, our business relies on a stable economic and political relationship between the U.S. and China. However, the tensions between the two countries have intensified since the COVID-19 pandemic, exemplified by the ongoing trade conflicts between U.S. and China, and there is significant uncertainty about the future relationship between the two countries with respect to trade policies, treaties, government regulations, and tariffs. Any further deteriorating relationship between the U.S. and China, or a prolonged stalemate between them, could materially adversely affect our business, results of operations, and financial condition.

China’s economic, political, and social conditions, as well as governmental policies, could affect the business environment and economic conditions in China, which may result in an adverse impact on the demand for our services, potentially harming our financial condition and operating results.

While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant part of our revenue from customers based in China. During the fiscal years ended June 30, 2026 and 2025, we generated approximately 78% and 84% of our revenue from the PRC market, respectively. We expect such PRC-based revenue to continue to comprise a significant part of our revenue going forward. As a result, any unforeseen events or circumstances that negatively impact our ability to provide our services to our PRC customers would materially and adversely affect our results of operations and financial condition. These negative events and circumstances include, but may not be limited to, the following:

●	an economic downturn in China;

●	changes in laws and regulations, in particular those with little advance notice;

●	deterioration of relations or disruption of trade with the U.S., such as anti-U.S. campaigns; and

●	tariffs and other trade barriers which could make it more expensive for our PRC customers to transport their goods and merchandise to the U.S.

The Chinese government has implemented regulations or policies that have adversely affected our business. For example, the PRC government has imposed controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. See “Item 1A. Risk Factors — Economic, Political, and Market Risks — If the PRC government imposes further restrictions and limitations on our PRC customers’ ability to transfer or distribute cash from the PRC to the U.S., our business, financial condition, and results of operations could be materially adversely affected.” There is no guarantee that the PRC government will not implement similar policies or regulations in the future. For example, any changes to trade policies or regulations in China could potentially impact the ability of e-commerce merchants to sell their merchandise in the U.S. market — possible tariffs imposed by the PRC government on goods exported to the U.S. could increase costs for e-commerce merchants selling their merchandise overseas. In light of the renewed escalation of the U.S.-China trade war under the current Trump administration, these risks have intensified. In early 2025, the U.S. imposed new tariffs on Chinese goods — raising certain rates up to 145% — prompting the PRC government to implement retaliatory measures, including tariffs of up to 125% and restrictions on exports of critical raw materials, which tariffs have been reduced by the U.S. to 30% and China to 10% on a temporary basis. In 2026, the U.S. Trade Representative announced and implemented a new tariff of up to 12.5% on Chinese goods on the basis of forced labor concerns, following the U.S. Supreme Court’s decision in Learning Resources v. Trump, which invalidated certain prior emergency duties. These developments have increased the cost and complexity of cross-border trade, which could discourage Chinese e-commerce merchants from expanding or continuing their U.S.-bound operations. This could potentially lead to a decrease in demand for overseas warehousing and logistics services, as e-commerce merchants may opt to scale back their operations in the U.S. market.

Additionally, potential deterioration in China’s macroeconomic environment could reduce the purchasing power of PRC e-commerce merchants, who may choose to reduce their e-commerce business targeting U.S. consumers or, in some cases, even exit the U.S. market altogether, leading to a decrease in demand for overseas warehousing and logistics services. Furthermore, potential economic deterioration in the PRC could make it more challenging for us to attract new customers and retain existing ones, potentially leading to a decrease in our service utilization. If the demand for cross-border e-commerce from the PRC decreases, it could adversely impact our revenue and profitability. While we plan to mitigate such risks by diversifying our customer base, there can be no assurance that we will be successful in doing so. As such, the economic, political, and social conditions in the PRC could materially and adversely impact our financial condition and results of operations.

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

As we derived approximately 78% and 84% of our revenue from the PRC market during the fiscal years ended June 30, 2026 and 2025, respectively, we believe that our continued growth depends largely on our ability to maintain our Chinese client base. In early 2021, Amazon, the world’s largest e-commerce platform, claimed that it had suspended the accounts of over 50,000 Chinese sellers for improper use of review functions. Specifically, instead of earning great reviews through high-quality products, those PRC sellers manipulated reviews by paying for positive product reviews or by giving away gift cards, which violates Amazon’s terms of service. It is estimated that the 50,000 affected accounts caused approximately RMB100 billion in losses for the cross-border e-commerce industry in the PRC, which has discouraged a growing number of PRC e-commerce sellers from selling their merchandise to the U.S. via Amazon.

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

During the fiscal years ended June 30, 2026 and 2025, we derived most of our revenue from a few customers. For the fiscal year ended June 30, 2026, our two largest customers, Goldensee Ltd. and Aukey International Limited, accounted for approximately 21.8% and 14.4% of our total revenue, respectively. For the fiscal year ended June 30, 2025, our two largest customers, Goldensee Ltd. and Kimberly Tenneco Inc, accounted for approximately 22.0% and 10.8% of our total revenue, respectively. No other customers represented 10% or more of our total revenue for the years ended June 30, 2026 and 2025. For an example of a typical transaction, see “Item 1. Business — Customers.” We may lose a significant customer due to a variety of factors, including our ability to provide quality warehouse and logistics management services. Even though we have a strong record of performance, we cannot guarantee that we will continue to maintain the business cooperation with these significant customers at the same level, or at all. If any significant customer terminates its relationship with us, there is no assurance you that we will be able to secure an alternative arrangement with comparable customer in a timely manner, or at all. Losing one or more of these significant customers could adversely affect our revenue and profitability.

In addition, we depend upon significant suppliers that accounted for more than 10% of our total purchases. During the fiscal year ended June 30, 2026, Flatiron Merchants Inc. and Fastbuy Inc., two third-party vendors providing shipping services via FedEx, accounted for approximately 13.5% and 12.5% of our total purchases, respectively. During the fiscal year ended June 30, 2025, UPS accounted for approximately 15.2% and MEGA CORP LOGISTIC LLC, a third-party vendor providing shipping services via FedEx, accounted for approximately 10%, respectively. We cannot ensure that we will have no concentration of suppliers in the future. Such third-party suppliers are run by independent entities that are subject to their own unique operational and financial risks, which are beyond our control. If such significant suppliers breach or terminate their contracts with us, or experience significant disruptions to their operations, we will be required to find and enter into arrangements with one or more replacement suppliers. Finding alternative suppliers could involve significant delays and other costs and these suppliers may not be available to us on reasonable terms or at all. As a result, this could harm our business and financial results and result in lost or deferred revenue.

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

Because we do not have our own delivery team and networks, our business depends on the services provided by, and relationships with, various independent third parties, to provide truck and ocean services and to report certain events to us, including, but not limited to, shipment status information and freight claims. For example, we rely on ocean carriers for the transportation of our customer’s goods and merchandise to the U.S, before they complete customs clearance and are delivered to U.S. warehouses. We also rely on common carriers such as FedEx and UPS to distribute merchandise to the U.S. end consumer who place orders online. Several third-party logistics service providers contributed a significant part of the total cost of revenue of our Company. In particular, for the fiscal years ended June 30, 2026 and 2025, FedEx accounted for approximately 3% and 9% of our total cost of revenue, respectively. During the fiscal year ended June 30, 2026, Flatiron Merchants Inc. and Fastbuy Inc., two third-party vendors providing shipping services via FedEx, accounted for approximately 13.5% and 12.5% of our total purchases, respectively. During the fiscal year ended June 30, 2025, UPS accounted for approximately 15.2% and MEGA CORP LOGISTIC LLC, a third-party vendor providing shipping services via FedEx, accounted for approximately 10%, respectively. These third-party logistics service providers may not fulfill their obligations to us, which may prevent us from meeting our commitments to our customers. This reliance also could cause delays in reporting certain events, including recognizing claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including:

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

We may face risks related to natural disasters, health epidemics, and other outbreaks, which could significantly disrupt our operations.

Natural disasters such as earthquakes, tsunamis, hurricanes, tornadoes, floods, or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations and could damage or destroy infrastructure necessary to transport products as part of the supply chain. These events could make it difficult or impossible for us to provide logistics services; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event, which could adversely affect our business and results of operations. In addition, our business may be negatively impacted by the fear of, exposure to, or actual effects of, a disease outbreak, epidemic, pandemic, or similar widespread public health concern, including travel restrictions or recommendations or mandates from governmental authorities.

The extent to which any such natural disasters or health concerns may impact us are highly uncertain and cannot be predicted, including the duration, severity, and recurrence of any such event, the effectiveness of mitigation strategies, third-party actions taken to contain mitigate their effects, and any recommendations, restrictions or mandates from governmental authorities undertaken as a result thereof. Any of these factors may materially and adversely affect our business, financial condition, and results of operations.

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

As we maintain customers’ goods and merchandise in our warehouses, we bear the risk of damage and loss prior to coordinating with third-party logistics service providers to distribute the goods or merchandise ordered online to their end consumers. In addition, we offer port trucking services to assist customers with the transportation of shipping containers from ports to storage or warehouses. Although we also maintain cargo insurance and warehouse insurance for the warehouses operated and managed by us, and take steps to enhance control by engaging dependable truck drivers for transportation and renting more secure warehouse space, we remain subject to inventory losses caused by theft, vandalism, or accidents during transportation and/or warehousing. In addition, force majeure events such as flooding, fires, or hail may affect a large volume of our customers’ goods and merchandise. Such events may cause us to incur large damages, deprive us of a significant portion of our inventory, and reduce customer satisfaction if it leads to our failure to deliver goods and merchandise in a timely manner. If any of the foregoing occurs, our business reputation, financial condition, and results of operations may be adversely affected.

If we fail to manage our growth or execute our strategies and future plans effectively, we may not be able to take advantage of market opportunities or meet the demand of our customers.

Our business has grown since our inception, and we expect it to continue to grow in terms of scale and diversity of operations. For example, we launched our international ocean freight services in January 2023 and are actively expanding and refining these offerings. With this new addition, we can now offer our manufacturer customers a comprehensive one-stop logistics solution, covering the entire journey from their overseas factory door to the doorstep of the end consumer here in the United States. In addition, we plan to continue to develop comprehensive and sophisticated solutions and services that span the entire supply chain, from ocean freight to distribution and delivery. This will enable us to offer a full range of value-added services to our customers, including sales forecasts and inventory planning. Such expansions increase the complexity of our operations and may cause strain on our managerial, operational, and financial resources. We must continue to hire, train, and effectively manage new employees. In the event that our new hires fail to perform as expected, or if we fail to hire, train, manage, and integrate new employees, our business, financial condition, and results of operations may be materially adversely affected. The expansion of our services will also require us to maintain consistency in the quality of our services so that our market reputation is not damaged by any deviations in quality, whether actual or perceived.

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

To sustain our operations and future business growth, we need to make significant investments in both capital and working capital, and if we are unable to secure sufficient financing when needed, our ability to execute our business plan as outlined in this annual report will be impaired, which may negatively impact our business and prospects.

Sustaining our ongoing operations and driving future growth requires significant investment in capital assets and sufficient working capital. In particular, as a growing company, we may require additional capital to finance our operations, make strategic investments, or respond to market conditions. There can be no assurance that we will be able to obtain the necessary financing on favorable terms, or at all. Factors beyond our control, such as unfavorable market conditions, general economic downturns, or adverse investor sentiment, may make it challenging for us to secure additional funding. In the event we are unable to obtain additional financing, we may have to significantly curtail, or even terminate, our primary operations, or delay, reduce, or eliminate certain of our planned operations (including further expanding our warehousing network and developing comprehensive and sophisticated solutions and services that span the entire supply chain, from ocean freight to distribution and delivery), resulting in a complete loss of investment for our stockholders. Our inability to obtain financing on acceptable terms when needed may have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Our total revenue decreased by approximately $4.6 million, or 2.4%, to approximately $185.8 million for the fiscal year ended June 30, 2026 from $190.4 million for the fiscal year ended June 30, 2025. Our total revenue increased by approximately $23.4 million, or 14.0%, to approximately $190.4 million for the fiscal year ended June 30, 2025 from $167.0 million for the fiscal year ended June 30, 2024. We reported net loss of approximately $20.9 million for the fiscal year ended June 30, 2026, representing an increase by $5.6 million, or 36.6%, from net loss of $15.3 million for the fiscal year ended June 30, 2025. We reported net loss of approximately $15.3 million for the fiscal year ended June 30, 2025, representing a decrease by $22.8 million, or 306.3%, from net income of $7.4 million for the fiscal year ended June 30, 2024. While we have achieved strong financial results in the past, these results may not be sustainable or indicative of future results, and we cannot assure you that we will achieve or maintain profitability on a consistent basis. Our revenue growth may slow down or our revenue may decline for a number of reasons, including reduced demand for our warehousing and logistics services, increased competition, industry trend, or our failure to capitalize on growth opportunities. Meanwhile, we expect our overall selling, general, and administrative expenses, including marketing expenses, salaries, and professional and business consulting expenses, to continue to increase in the foreseeable future, as we plan to hire additional personnel and incur additional expenses in connection with the expansion of our business operations. In addition, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we currently expect, and there is no assurance that we will be able to maintain sufficient operating revenue to offset our operating expenses. Any failure to increase revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all, or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

Legal, Regulatory, and Compliance Risks

We are subject to numerous laws and regulations applicable to the warehousing and logistics industry in the U.S., which, if we are found to have violated, may adversely affect our business and results of operations.

A number of U.S. federal and state laws and regulations applicable to the warehousing and logistics industry affect our business and conduct. For example, we are subject to regulation by the FMC as an OTI. As a licensed OTI, we are required to comply with several regulations, including the filing of our tariffs. We provide customs brokerage services as a customs broker under a license issued by the CBP and other authoritative governmental agencies. Further, DHS regulations applicable to our customers who import goods into the U.S. and our contracted ocean carriers can impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations. Moreover, the OSHA implements and enforces safety and health regulations in the workplace, which provide standards applicable to all industries generally and specific to the warehousing industry, such as standards for, among other things, proper storage of materials, use of material handling equipment, and employee training. Furthermore, as we are involved in the transportation of goods, we must comply with the DOT regulations regarding driver qualifications, vehicle maintenance, and hours of service. Additionally, as with other warehousing and logistics companies, we are required to follow federal and state employment laws, which cover important aspects, such as minimum wage, overtime pay, and anti-discrimination policies, among other things. We are also required to comply with local zoning ordinances and building codes, which may specify the permissible locations for our facilities and the safety standards that must be adhered to. See “Item 1. Business — Governmental Regulations — Operations.” Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory remedial obligations or the issuance of injunctions limiting or prohibiting our operations. We confirm that, as of the date of this annual report, each of our subsidiaries has obtained a valid business license or permit required for its operations. To the best of our knowledge, we are not obliged to obtain any other approvals, licenses, or permits from any federal, state, or local authorities to conduct our business, nor have we received any notice requesting such approvals, licenses, or permits from these authorities. However, it is uncertain whether we will be required to obtain additional approvals, licenses, or permits in connection with our business operations pursuant to evolving federal or state laws and regulations, and whether we will be able to obtain such approvals, licenses, or permits on a timely basis. Failure to do so may result in a material change in our operations, and the value of our common stock could depreciate significantly or become worthless.

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

Trading Risks

New Nasdaq minimum market value requirement may result in delisting of our common stock.

On July 22, 2026, the SEC issued an order approving Nasdaq’s proposed rule change, as amended in June 2026, requiring companies listed on the Nasdaq Global Select Market, Nasdaq Global Market, and Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million (new Rules 5450(a)(3) and 5550(a)(6)). MVLS is calculated as the consolidated closing bid price multiplied by the total number of listed securities. Under the new rule, if an issuer’s MVLS remains below $5 million for a period of 30 consecutive business days, such issuer’s securities would be immediately subject to suspension and delisting, with no compliance or cure period and no automatic stay of trading suspension while an appeal is pending. The new rule is notable in that, unlike most other continued listing deficiencies, there is no compliance period, no cure window, and no automatic stay of trading suspension during any appeals process. The new rule, as amended, permits Nasdaq hearings panels to reverse a delisting determination only in situations where there was an error by Nasdaq staff or where the issuer satisfies all initial listing requirements. Where the hearings panel review relates to a deficiency in continued listing requirements, the hearings panel generally has the discretion to grant a cure period not to exceed 180 days from the date of the staff delisting determination for the issuer to regain compliance, provided the issuer demonstrates compliance with all applicable listing requirements. The rule reflects Nasdaq’s continued efforts to tighten its listing and trading standards to improve market quality and protect investors, particularly targeting microcap and development-stage companies with low-priced securities. On July 29, 2026, however, the SEC’s Division of Trading and Markets confirmed that it had received notices of intention to petition the full SEC for review of the approval order, which automatically stayed the order implementing the new rule pending further action by the SEC. As there is no prescribed timeline for SEC action on such petitions, the ultimate implementation and effective date of the new rule remain uncertain. If the new rule is ultimately affirmed by the SEC and becomes effective, our common stock could become subject to Nasdaq delisting proceedings if our MVLS falls below the required threshold. If our common stock is delisted from Nasdaq, we may seek to have our common stock quoted on an over-the-counter marketplace, such as the OTCQX. The OTCQX is not a stock exchange, and if our common stock were to trade on the OTCQX rather than on a securities exchange, there may be significantly less trading volume and analyst coverage of, and significantly less investor interest in, our common stock, which may lead to lower trading prices for our common stock and could materially and adversely affect the liquidity and value of your investment.

The market price of our common stock may be volatile or may decline regardless of our operating performance, and we may be unable to maintain compliance with Nasdaq’s continued listing requirements.

In November 2025, we received a written notice from Nasdaq notifying us that the bid price of our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In May 2026, our common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market, and we were granted an additional 180-day compliance period, or until November 2, 2026, to regain compliance with the minimum bid price requirement. If we are unable to regain compliance by November 2, 2026, Nasdaq may initiate delisting proceedings with respect to our common stock. We intend to monitor the bid price of our common stock and consider all available options to regain compliance, including effecting a reverse stock split if necessary.

There is no assurance that we will be able to regain or maintain compliance with the Nasdaq listing criteria or continue to meet the continued listing requirements of The Nasdaq Capital Market. In addition to the foregoing, the market price of our common stock may fluctuate significantly in response to numerous other factors, many of which are beyond our control, including:

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business. Our receipt of the Nasdaq bid price deficiency notice and the uncertainty surrounding our ability to regain compliance may further contribute to volatility in the market price of our common stock and could adversely affect investor confidence in our Company.

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

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. In addition, once we cease to be an “emerging growth company,” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. In preparing our consolidated financial statements as of and for the fiscal years ended June 30, 2026 and 2025, we have identified a material weakness in our internal controls over financial reporting, which is a lack of formal policies and procedures related to a risk assessment process and internal control environment.

Following the identification of the material weakness, our internal personnel have endeavored to strengthen our internal controls on an ongoing basis. This includes implementing company-wide control policies and standardized procedures for transaction approvals, account reconciliations, and financial reporting cycles; designating internal personnel to coordinate control execution, with appropriate oversight from our finance and management team; and increasing the frequency and scope of management’s review of key financial reporting processes and significant account balances. These efforts are ongoing and improving. However, we have not yet completed formal written documentation of these policies, nor have we engaged a third-party internal audit firm to complete ICFR testing and attestation work, due to funding constraints resulting from operating at a net loss for the year. We plan to undertake additional remedial measures, including engaging a qualified third-party internal audit firm to assist in designing, documenting, and testing our ICFR framework in accordance with the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”), as resources permit.

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

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “BTOC.” In November 2025, we received a notice from Nasdaq that our common stock was not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1). In May 2026, our common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market, and we were granted an additional 180-day compliance period, or until November 2, 2026, to regain compliance with the minimum bid price requirement. If we are unable to regain compliance with the minimum bid price requirement by November 2, 2026, Nasdaq may initiate delisting proceedings. We intend to monitor the bid price of our common stock and consider all available options to regain compliance, including effecting the 16-for-1 reverse stock split approved by the Board on September 21, 2026. However, there can be no assurance that we will be able to regain or maintain compliance with the Nasdaq listing criteria or continue to meet the continued listing requirements of The Nasdaq Capital Market. If our common stock is delisted from Nasdaq, it may move to the OTCQB or OTC Pink Markets operated by OTC Markets Group, Inc. These quotation services are generally considered to be markets that are less efficient and that provide less liquidity in the shares than Nasdaq.

Substantial future sales of our common stock or the anticipation of future sales of our common stock in the public market could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. An aggregate of 45,443,079 shares of common stock are outstanding as of the date of this annual report. Sales of these shares into the market could cause the market price of our common stock to decline.

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

As of the date of this annual report, our largest stockholder, Mr. Aidy Chou, holds directly or indirectly, more than a majority of the voting power of our outstanding common stock shares and will be able to determine all matters requiring approval by our stockholders. Under the Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and is permitted to phase in its compliance with the independent committee requirements. Although we do not intend to rely on the “controlled company” exemptions under the Nasdaq listing rules even if we are a “controlled company,” we could elect to rely on these exemptions in the future. If we were to elect to rely on the “controlled company” exemptions, a majority of the members of our board of directors might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, if we rely on the exemptions, during the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

Our cybersecurity risk management program includes:

●	Risk Identification: We maintain an updated inventory of critical digital assets and leverage internal assessments and external threat intelligence to monitor and protect against emerging threats. We conduct periodic scans and audits to identify vulnerabilities in our systems.

●	Risk Assessments: We evaluate cyber threats such as data breaches, ransomware, and insider threats through threat modeling and business impact analysis. Prioritizing risks based on potential operational disruption ensures timely mitigation of critical threats.

●	Risk Mitigation: We implement layered security controls, including firewalls, encryption, multi-factor authentication, and network segmentation. Patch management, access controls, and a robust incident response plan ensure proactive risk reduction and rapid recovery from incidents.

●	Risk Monitoring and Review: We implement tools to continuously monitor network traffic, system logs, and user activities to detect threats in real-time. Regular audits and metrics help identify gaps, track performance, and strengthen our cybersecurity posture.

As of the date of this annual report, we are not aware of any cybersecurity incidents that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our Board oversees cybersecurity risk as part of its broader risk management responsibilities. The Board considers cybersecurity a critical component of our organization’s risk management framework. The Board is responsible for approving the cybersecurity strategy, ensuring that sufficient resources are allocated to cybersecurity initiatives, and monitoring compliance with relevant regulations and industry standards. The Board also receives regular updates from management on cybersecurity risks, incidents, and the overall effectiveness of our cybersecurity programs, ensuring alignment between cybersecurity objectives and business goals.

Management, along with our Chief Information Security Officer, Larry Chen, is responsible for developing the cybersecurity strategy and supervising our cybersecurity risk management program, leading the cybersecurity team and coordinating responses to incidents and breaches, and managing relationships with regulators, auditors, and third-party vendors regarding cybersecurity matters. Our IT and security teams support these efforts by managing day-to-day operations, including threat detection, incident response, patch management, and system monitoring, ensuring that cybersecurity risks are actively managed and mitigated across our Company.

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

In addition, Armstrong Logistic, one of our subsidiaries, leases the following two warehouses in California:

●	at 5450 E Francis St, Ontario, CA 91761, from JCC California Properties LLC, pursuant to a lease agreement, with an area of approximately 480,000 square feet, with a lease term from January 1, 2025 to December 31, 2029, and monthly rent of approximately $318,800; and

●	at 11618 Mulberry Ave, Fontana, CA 92337, from United Facilities, Inc., pursuant to a lease agreement, as amended, with an area of approximately 633,953 square feet, with a lease term from August 10, 2023 to September 30, 2028, and monthly rent of approximately $801,474.

Armstrong Logistic also leases one warehouse in Georgia:

●	at 1001 Trade Center Boulevard Building 4A, Rincon, Georgia 31326, from HREX GITC4, DST, pursuant to a lease agreement, with an area of approximately 734,000 square feet, with a lease term from July 1, 2024 to November 30, 2034, and monthly rent of approximately $290,602.

Armstrong Logistic also leases the following two warehouses in Texas:

●

at 645 Independence Parkway, Deer Park, Texas 77536, from AIREIT Monument BP I LLC, pursuant to a lease agreement, as amended, with an area of approximately 194,610 rentable square feet, with a lease term through March 31, 2032, and monthly rent of approximately $85,943; and

●	at 619 East Sam Houston Parkway S, Pasadena, Texas 77503, from FR East Sam Houston Parkway LLC, pursuant to an amended and restated lease agreement effective December 2, 2025, with an area of approximately 199,680 rentable square feet, consisting of Unit 800 (158,080 rentable square feet) with a lease term ending May 31, 2029, and Unit 400 (41,600 rentable square feet) with a lease term of approximately 88 months from the commencement date, and initial monthly base rent of approximately $82,375 for Unit 800 and $27,040 for Unit 400 (after a 4-month abatement period), subject to annual escalations.

Armstrong Logistic also leases the following two warehouses in New Jersey:

●	at 839 Railroad Avenue, Florence, New Jersey 08554, from DNA Motor pursuant to a sublease agreement, with an area of approximately 300,000 square feet, with a lease term from November 1, 2021 to September 30, 2029, and monthly rent of approximately $210,000; and

●	at 250 Carter Dr, Edison, New Jersey 07090, from Romark Logistics of NJ, LLC. pursuant to a sublease license agreement, with an area of approximately 87,000 square feet, with a lease term from May 1, 2023 to October 31, 2027, and monthly rent of approximately $130,000. This warehouse was subsequently expanded through a lease agreement with NL Cedars Group LLC, with a lease term from January 1, 2024 to February 28, 2029. Phase 1 of the lease with NL Cedars Group LLC, which commenced on January 1, 2024 and ended on November 30, 2024, added approximately 144,000 square feet, at monthly rent of approximately $195,000. Phase 2 of the lease with NL Cedars Group LLC commenced on December 1, 2024 and ends on October 31, 2027, adding an additional area of approximately 113,000 square feet for a total of approximately 257,000 square feet, at monthly rent of approximately $360,000. Phase 3 of the lease with NL Cedars Group LLC will commence on November 1, 2027 and end on February 28, 2029, adding an additional area of approximately 86,936 square feet for a total of approximately 343,936 square feet, at monthly rent of approximately $520,000.

Armstrong Logistic also leases one warehouse in Illinois:

●	at 28 Gateway Commerce Center Dr W, Edwardsville, IL 62025, from Walgreens.com, Inc, pursuant to a sublease agreement, with an area of approximately 500,000 square feet, with a lease term from December 27, 2024 to February 29, 2032, and monthly rent of $58,333.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock trades under the symbol “BTOC” on the Nasdaq Capital Market.

Holders of Record

As of September 25, 2026, we had 45,443,079 shares of common stock issued and outstanding held by 33 stockholders of record, not including beneficial holders whose shares are held in names other than their own.

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

We provide one-stop warehousing and logistics services to cross-border e-commerce merchants outside the U.S. who seek to sell in the U.S. market. We currently operate eleven warehouses across the country, with an aggregate gross floor area of approximately 3,819,900 square feet. Aside from a nationwide footprint and large storage space, our warehouses are equipped with automated sorting systems, heavy-duty forklifts, and pallets and trays that are suitable for processing bulky items. As a one-stop warehousing and logistics service provider, we offer a full spectrum of services, including (i) customs brokerage services; (ii) transportation of merchandise to U.S. warehouses; and (iii) warehouse management and order fulfillment services, which further include (a) product storage and retrieval, (b) product packing and labeling, (c) kitting and repackaging, (d) order assembly and load consolidation, (e) inventory management and sales forecasting, (f) third-party distribution coordination, and (g) other value-added services. We also provide warehousing and logistics services to our U.S.-based commercial customers, who are typically domestic e-commerce merchants seeking efficient and reliable warehousing and logistics solutions to support their operations. In general, the warehousing and logistics services we provide to our domestic customers are similar to those we provide to our overseas customers. This allows us to provide integrated solutions for our customers, whether they need domestic or international warehousing and logistics support. As of June 30, 2026 and 2025, we had an active customer base of 525 and 505, respectively, for our warehousing and logistics services.

We have experienced rapid growth since our inception. For the fiscal years ended June 30, 2026 and 2025, we had total revenue of $185.8 million, and $190.4 million respectively, and net loss of $20.9 million, and $15.3 million respectively. While we do not have any subsidiaries, assets, or employees in the PRC, we generate a significant portion of our revenue from customers based in China. During the fiscal years ended June 30, 2026 and 2025, we generated approximately 78% and 84% of our revenue from PRC-based customers, respectively. See “Item 1A. Risk Factors — Economic, Political, and Market Risks — China’s economic, political, and social conditions, as well as governmental policies, could affect the business environment and economic conditions in China, which may result in an adverse impact on the demand for our services, potentially harming our financial condition and operating results.”

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

Our Ability to Maintain Our Major Customers

During the fiscal years ended June 30, 2026 and 2025, our five largest customers accounted for approximately 55.9% and 55.1% of our total revenue, respectively. While we strive to maintain our competitive strengths, such as our quality warehousing and logistics services, competitive pricing, and quality customer services to maintain our customer base (see “Item 1. Business — Our Competitive Strengths”), there is no guarantee that we will continue to maintain our business relationships with these major customers at the same level, or at all. In the event that a significant customer terminates its relationship with us, we cannot assure that we will be able to secure an alternative arrangement with another comparable customer in a timely manner, or at all. Losing one or more of these major customers could adversely affect our revenue and profitability. See “Item 1A. Risk Factors — Operational Risks — Our largest customers generate a significant portion of our revenue and our business may rely on two suppliers that account for more than 10% of our total purchases, and interruption in operations of such significant customers or supplier may have an adverse effect on our business, financial condition, and results of operations.”

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

Results of Operations

The following table outlines our consolidated statements of operations for the fiscal years ended June 30, 2026 and 2025:

	Year Ended June 30, 2026	Year Ended June 30, 2025
	US$	US$
Revenue	185,835,053	190,408,258
Costs of service	185,410,217	193,408,827
Gross profit (loss)	424,836	(3,000,569)

Operating costs and expenses:
General and administrative	21,969,387	14,675,543
Total operating costs and expenses	21,969,387	14,675,543

Loss from operations	(21,544,551)	(17,676,112)

Other (income) expenses:
Other income, net	(1,215,885)	(2,714,344)
Loss on debt extinguishment	—	1,192,431
Gain (loss) on disposal of assets	(104,061)	43,625
Finance costs	649,915	714,352
Total other income	(670,031)	(763,936)

Loss before provision for income taxes	(20,874,520)	(16,912,176)

Current income tax recovery	—	(26,954)
Deferred income tax recovery	—	(1,536,455)
Total income tax recovery	—	(1,563,409)
Net loss	(20,874,520)	(15,348,767)
Total comprehensive loss	(20,874,520)	(15,348,767)

Basic & diluted net loss per share	(0.47)	(0.37)
Weighted average number of shares of common stock-basic and diluted	44,691,736	41,808,909

The following table sets forth our revenue for the fiscal years ended June 30, 2026 and 2025:

	Year Ended June 30, 2026	Year Ended June 30, 2025
	US$	US$
Revenue	185,835,053	190,408,258
Costs of service	185,410,217	193,408,827
Gross profit (loss)	424,836	(3,000,569)
Gross profit (loss) margin %	0.2%	-1.6%

The following table outlines the compositions of our revenue streams:

	June 30, 2026	June 30, 2025
	US$	US$
Transportation services	108,620,049	127,013,393
Warehousing services	77,145,355	63,285,107
Other services	69,649	109,758
Total	185,835,053	190,408,258

Our revenue decreased by $4.6 million, or 2.4%, to $185.8 million during the fiscal year ended June 30, 2026, compared to $190.4 million for the fiscal year ended June 30, 2025. The decrease was due to the following factors:

1)	Revenue from our transportation services decreased by $18.4 million, or 14.5%, due to a decreased proportion of traditional customer order volume. Aggressive market expansion by e-commerce platforms has incentivized sellers to ship orders through those platforms rather than directly to consumers. For example, an increasing number of our traditional customers are transferring orders in bulk to Amazon warehouses to sell through Amazon’s Fulfillment by Amazon program, rather than shipping individual items directly to buyers. Additionally, more customers are electing to arrange their own order delivery services rather than utilizing one of our service options, resulting in a decline in transportation service volume and revenue.

2)	Revenue from our warehousing services increased by $13.9 million, or 21.9%, for the fiscal year ended June 30, 2026, compared with the fiscal year ended June 30, 2025. During this period, warehouse operations were significantly expanded in Texas and Illinois, market segments that had been newly established shortly before or during the fiscal year ended June 30, 2025. A warehouse location in Ontario, California was also expanded during the fiscal year ended June 30, 2025, and became the third highest revenue-generating warehouse in California as of June 30, 2026. The Temu and TikTok customer segments were also expanded between the fiscal year ended June 30, 2025 and the fiscal year ended June 30, 2026. These customers typically incur higher-than-average warehousing service charges per order compared to traditional customers.

The following table sets forth a breakdown of our cost of service for the fiscal years ended June 30, 2026 and 2025:

	Year Ended June 30, 2026	Year Ended June 30, 2025
	US$	US$
Amortization	41,479	38,081
Depreciation	3,308,600	2,725,602
Rental expenses	36,626,334	38,290,217
Freight expenses	94,976,644	113,167,867
Port handling and customs fees	166,500	518,962
Salary and benefits	9,077,039	10,210,118
Temporary labor expenses	30,553,878	17,451,331
Warehouse expenses	8,540,182	9,491,473
Utilities	1,045,269	933,045
Other expenses	1,074,292	582,131
Total	185,410,217	193,408,827

Our costs of services mainly represented the costs incurred for the use of third-party direct freight service carriers, such as FedEx and UPS, warehouse rental expenses, costs of labor, and trucking expenses. Costs of services decreased by $8.0 million, or 4.1%, to $185.4 million for the fiscal year ended June 30, 2026, from $193.4 million for the fiscal year ended June 30, 2025. The decrease was primarily driven by the following factors:

i.	Between the fiscal years ended June 30, 2025 and June 30, 2026, the Company expanded its operations through the addition of a warehouse unit in Texas and an extension of a sublease at a location in California. A portion of underutilized warehouse capacity was reallocated to general and administrative expenses, as such capacity was in pre-operational setup and ramp-up phases and did not directly support current revenue-generating activities. These factors collectively led to a decrease of approximately $1.7 million, or 4.3%, in lease expenses for the fiscal year ended June 30, 2026, as compared to the fiscal year ended June 30, 2025.

ii.	Freight costs decreased by approximately $18.2 million, or 16.1%, primarily due to a reduction in freight volume, as customers increasingly elected to arrange their own outbound shipment options rather than utilize freight services provided by the Company.

iii.	Temporary labor expenses increased by $13.1 million, or 75.1%, while salary and benefits decreased by $1.1 million, or 11.1%, due to a significant increase in warehouse operations at the Georgia, Illinois, and California locations between the fiscal years ended June 30, 2025 and June 30, 2026, as well as significant inventory reorganization across the California warehouses during the year ended June 30, 2026. The Georgia and Illinois locations were added during or just prior to the year ended June 30, 2025 and primarily utilized temporary labor services rather than directly employed warehouse workers; however, operations at those locations had not reached capacity by the end of that period. The Ontario, California location was likewise added during the year ended June 30, 2025 and primarily utilized temporary labor services rather than directly employed warehouse workers. That location remained underutilized until December 2025, when several larger customers began utilizing the warehouse as their primary California distribution facility.

Our overall gross profit margin improved from negative 1.6% for the year ended June 30, 2025 to positive 0.2% for the year ended June 30, 2026, primarily due to the decrease in freight costs as disclosed above.

Operating expenses

Our operating expenses consist primarily of general and administrative expenses. The following table sets forth a breakdown of our general and administrative expenses for the fiscal years ended June 30, 2026 and 2025:

	Year Ended June 30, 2026	Year Ended June 30, 2025
	US$	US$
Bank charges	124,065	162,657
Amortization	194,894	206,391
Office expenses	3,367,554	3,221,531
Professional fees	2,400,282	2,418,727
Rental expenses	8,820,488	2,646,508
Repairs and maintenance	1,506,714	1,251,729
Salary and benefits	3,386,311	3,646,361
Sundries	69,235	311,952
Tax and licenses	282,072	186,144
Vehicle expenses	272,772	187,194
Other expenses	146,354	160,739
Credit loss expenses	1,398,646	275,610
Total	21,969,387	14,675,543

Our general and administrative expenses increased by $7.3 million, or 49.7%, from $14.7 million for the fiscal year ended June 30, 2025 to $22.0 million for the fiscal year ended June 30, 2026. The increase was primarily attributable to the following factors:

1)	Rental expenses increased by $6.2 million, or 233.3%, primarily due to the recognition of occupancy costs associated with additional leased warehouse facilities, a portion of which remained underutilized during the period.

2)	Credit loss expenses increased by $1.1 million, or 407.5%, primarily due to an increase in the allowance for credit losses on accounts receivable, other receivables, and loan receivables.

Other income

Other income decreased by $0.1 million, or 12%, for the fiscal year ended June 30, 2026, as compared to the fiscal year ended June 30, 2025. The decrease was primarily attributable to a reduction in rental income from certain sublease arrangements recognized during the fiscal year ended June 30, 2026.

Income Tax

Our California subsidiaries are subject to California state corporate income tax at a rate of 8.84% and federal income tax at a flat rate of 21%.

During the year ended June 30, 2026, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis for the first annual period beginning after December 15, 2024. The adoption did not affect the recognized amounts of income tax expense or related tax balances; it expanded the income tax disclosures presented below. Prior comparative periods have not been restated (prospective application).

The Company’s provision for income recovery consisted of the following:

	Year Ended June 30, 2026	Year Ended June 30, 2025
	US$	US$
Current	-	(26,954)
Deferred	-	(1,536,455)
Total income tax recovery	-	(1,563,409)

Net loss

As a result of the foregoing, our net loss for the fiscal year ended June 30, 2026 was $20.9 million, compared with the net loss of $15.3 million for the fiscal year ended June 30, 2025, representing an increase of $5.6 million.

Liquidity and Capital Resources

Going Concern

Our financial statements for the fiscal years ended June 30, 2026 and 2025 have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $20.9 million and $5.1 million net cash used in operating activities during the fiscal year ended June 30, 2026 and, as of that date, had a negative working capital of $25.6 million and accumulated deficits of $12.5 million. Without additional financing, the Company may not be able to fund its ongoing operations. In connection with assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that this report is issued.

In order to strength the Company’s liquidity in the foreseeable future, the Company have taken the following measures:

●	Actively expanding its service offerings to new customers, optimizing warehouse utilization, and developing higher-margin logistics solutions to improve profitability and cash generation

●	Planning to execute a cost optimization plan, including delaying certain non-essential capital expenditures, reducing third-party service costs, and improving operational efficiency across warehouse operations to preserve cash flow.

●	Other equity financing activities to fund its operations.

The Company can make no assurances that required financing will be available for the amounts needed, or on terms commercially acceptable to the Company, if at all. If one or all of these events do not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfalls, there would likely be a material adverse effect on the Company and would materially adversely affect its ability to continue as a going concern. In assessing our liquidity, management monitors and analyzes our cash on-hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. As of the date of this Report, we have financed our operations primarily through cash flow generated from our business operations in previous years, and capital raised through equity financing activities. As of June 30, 2026 and 2025, we had cash and cash equivalents and restricted cash of $6.5 million and $13.6 million, respectively, which primarily consisted of cash deposited in banks.

Our working capital requirements mainly consist of costs of services and general and administrative expenses.

Cash Flows for the Fiscal Years Ended June 30, 2026 and 2025

	Year Ended June 30, 2026	Year Ended June 30, 2025
	US$	US$
Net cash (used in) provided by operating activities	(5,133,615)	1,460,845
Net cash provided by (used in) investing activities	708,770	(1,805,223)
Net cash (used in) provided by financing activities	(2,610,635)	3,971,821
Net (decrease) increase in cash and cash equivalents and restricted cash	(7,035,480)	3,627,443
Cash and cash equivalents and restricted cash at beginning of year	13,577,827	9,950,384
Cash and cash equivalents and restricted cash at end of year	6,542,347	13,577,827

We had cash and cash equivalents and restricted cash of $6.5 million as of June 30, 2026, compared with $13.6 million as of June 30, 2025.

Operating Activities

Net cash used in operating activities was $5.1 million for the fiscal year ended June 30, 2026, compared with net cash provided by operating activities of $1.5 million for the fiscal year ended June 30, 2025, representing a decrease of $6.6 million. The decrease was primarily due to the following:

(i)	We had a net loss of $20.9 million for the fiscal year ended June 30, 2026, compared with a net loss of $15.3 million for the fiscal year ended June 30, 2025, resulting in a $5.6 million decrease in net cash inflow from operating activities.

(ii)	Changes in accounts receivable and other receivables resulted in a cash inflow of $5.8 million for the fiscal year ended June 30, 2026, compared with a cash inflow of $3.0 million for the fiscal year ended June 30, 2025, resulting in a $2.8 million increase in net cash from operating activities.

(iii)	Changes in accounts payable and accrued liabilities resulted in a net cash outflow of $0.3 million for the fiscal year ended June 30, 2026. For the fiscal year ended June 30, 2025, changes in accounts payable and accrued liabilities resulted in a net cash inflow of $2.1 million, which led to a $2.4 million decrease in net cash inflow from operating activities.

(iv)	Changes in contract liabilities resulted in a net cash outflow of $0.4 million for the fiscal year ended June 30, 2026. For the fiscal year ended June 30, 2025, changes in contract liabilities resulted in a net cash inflow of $0.7 million, which led to a $1.1 million decrease in net cash inflow from operating activities.

(v)	Changes in non-cash items resulted in a net cash inflow of $9.3 million for the fiscal year ended June 30, 2026. For the fiscal year ended June 30, 2025, changes in non-cash items resulted in a net cash inflow of $11.0 million, which led to a $1.7 million decrease in net cash inflow from operating activities.

Investing Activities

Net cash provided by investing activities was $0.7 million for the fiscal year ended June 30, 2026, primarily attributable to $4.8 million in proceeds received from loan repayments, partially offset by $1.8 million of cash used for the purchase of property and equipment and $2.4 million of cash used for loans extended to others.

Net cash used in investing activities was $1.8 million for the fiscal year ended June 30, 2025, primarily attributable to $2.9 million cash used for the purchase of property and equipment, net of $1.0 million cash used for loans extended to others, and $2.0 million proceeds received from loan repayments.

Financing Activities

For the fiscal year ended June 30, 2026, we had net cash used in financing activities of $2.6 million, which was primarily attributable to the following: (i) $2.0 million used for repayment of convertible notes pursuant to the SEPA (as defined below) ; and (ii) $0.6 million used to repay finance lease liabilities.

For the fiscal year ended June 30, 2025, we had net cash provided by financing activities of $4.0 million, which was primarily attributable to the net effects of: (i) $8.1 million of net proceeds from the Pre-Paid Advance under the SEPA; (ii) $0.4 million in loans advanced to related parties; (iii) $3.4 million used for repayment of convertible notes and the related commitment fee payable pursuant to the SEPA; and (iv) $0.4 million used to repay finance lease liabilities.

Commitments and Contractual Obligations

As of June 30, 2026, we had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates ranging from September 2026 to November 2034, with options to renew for varying terms at our sole discretion. We have not included these options to extend or terminate in the calculation of right-of-use assets or lease liabilities, as there is no reasonable certainty, as of the date of this annual report, that these options will be exercised.

As of June 30, 2026, maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2027	36,017,717	673,549
2028	38,215,401	438,487
2029	26,251,319	140,095
2030	10,867,118	8,090
2031 and beyond	30,359,329	-
Total minimum lease payment	141,710,884	1,260,221
Less: imputed interest	(31,075,209)	(116,045)
Total lease liabilities	110,635,675	1,144,176
Less: current portion	(34,028,979)	(641,734)
Non-current portion	76,606,696	502,442

Other than the above leases, we did not have any significant commitments, long-term obligations, or guarantees as of June 30, 2026.

Off-balance Sheet Commitments and Arrangements

Other than six standby letters of credit with Eastwest Bank in the aggregate amount of $4,325,148, we did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2026, we had unused credit of $4,325,148 available with Eastwest Bank.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities as of the date of this annual report, and revenue and expenses during the periods presented. On an ongoing basis, management evaluates its estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

Although management has determined that there are no critical accounting estimates, the estimate that requires relatively significant judgment relates to the useful lives of property and equipment.

Property and equipment are recorded at cost, less accumulated depreciation and impairment. The estimation of useful lives impacts the level of annual depreciation expenses recorded and is a matter of judgment based on the experience of our Company and general industry practice with similar assets. The estimated annual depreciation rates of our property and equipment are generally as follows:

Category	Depreciation method	Depreciation rate
Furniture and fixtures	Straight-line	7 years
Auto & trucks	Straight-line	5 – 8 years
Trailers & truck chassis	Straight-line	5 – 17 years
Machinery & equipment	Straight-line	2 – 7 years
Leasehold improvements	Straight-line	Shorter of lease term or 15 years

As of June 30, 2026 and 2025, the historical cost of property and equipment was $19,843,974 and $17,532,767, respectively.

We recorded depreciation expenses of $2,899,311 and $2,555,625 during the fiscal years ended June 30, 2026 and 2025, respectively. Specifically, $2,704,417 and $2,349,234 of the depreciation expenses were recorded in cost of service for the fiscal years ended June 30, 2026 and 2025, respectively. $194,894 and $206,391 of the depreciation expenses were recorded in general and administrative expenses for the fiscal years ended June 30, 2026 and 2025, respectively.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ARMLOGI HOLDING CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm (PCAOB ID: 6413)

To the Board of Directors and Stockholders of

Armlogi Holding Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Armlogi Holding Corp. and its subsidiaries (the Company) as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring net losses, negative cash flows from operations and accumulated deficit raised substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 25, 2026

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

ARMLOGI HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2026 AND 2025
(US$, except share data, or otherwise noted)

	June 30, 2026	June 30, 2025
	US$	US$
Assets
Current assets
Cash and cash equivalents	2,217,199	9,190,277
Accounts receivable and other receivable, net of (credit loss allowance of $1,273,113 and $594,869 at June 30, 2026 and 2025, respectively)	15,770,917	22,207,500
Other current assets, net of credit loss allowance of $266,953 and $nil	30,182	998,925
Prepaid expenses	926,375	1,375,646
Loan receivables, net of credit loss allowance of $453,449 and $nil	1,059,612	3,893,563
Total current assets	20,004,285	37,665,911
Non-current assets
Restricted cash	4,325,148	4,387,550
Property and equipment, net	10,775,190	11,259,820
Intangible assets, net	13,148	54,627
Right-of-use assets – operating leases	93,905,576	115,361,185
Right-of-use assets – finance leases	1,092,157	745,547
Other non-current assets	631,934	739,555
Total assets	130,747,438	170,214,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	9,994,669	9,604,783
Contract liabilities	515,997	939,097
Accrued payroll liabilities	441,503	283,150
Convertible notes	—	5,292,749
Operating lease liabilities – current	34,028,979	29,280,907
Finance lease liabilities – current	641,734	386,327
Total current liabilities	45,622,882	45,787,013
Non-current liabilities
Operating lease liabilities – non-current	76,606,696	98,939,552
Finance lease liabilities – non-current	502,442	397,692
Total liabilities	122,732,020	145,124,257

Commitments and contingencies
Stockholders’ equity
Common stock, US$0.00001 par value, 100,000,000 shares authorized, 45,443,079 and 42,250,934 issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	454	422
Additional paid-in capital	20,468,826	16,668,858
(Accumulated deficits) Retained earnings	(12,453,862)	8,420,658
Total stockholders’ equity	8,015,418	25,089,938
Total liabilities and stockholders’ equity	130,747,438	170,214,195

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2026 AND 2025
(US$, except share data, or otherwise noted)

	Year Ended June 30, 2026	Year Ended June 30, 2025
	US$	US$
Revenue	185,835,053	190,408,258
Costs of service	185,410,217	193,408,827
Gross profit (loss)	424,836	(3,000,569)

Operating costs and expenses:
General and administrative	21,969,387	14,675,543
Total operating costs and expenses	21,969,387	14,675,543

Loss from operations	(21,544,551)	(17,676,112)

Other (income) expenses:
Other income, net	(1,215,885)	(2,714,344)
Loss on debt extinguishment	—	1,192,431
Gain (loss) on disposal of assets	(104,061)	43,625
Finance costs	649,915	714,352
Total other income	(670,031)	(763,936)

Loss before provision for income taxes	(20,874,520)	(16,912,176)

Current income tax recovery	—	(26,954)
Deferred income tax recovery	—	(1,536,455)
Total income tax recovery	—	(1,563,409)
Net loss	(20,874,520)	(15,348,767)
Total comprehensive loss	(20,874,520)	(15,348,767)

Basic & diluted net loss per share	(0.47)	(0.37)
Weighted average number of shares of common stock-basic and diluted	44,691,736	41,808,909

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2026 AND 2025
(US$, except share data, or otherwise noted)

	Common Stock	Amount	Additional paid-in capital	Retained earnings (Accumulated deficits)	Total equity
Balance as of June 30, 2024	41,634,000	416	15,468,864	23,769,425	39,238,705
Net loss	—	—	—	(15,348,767)	(15,348,767)
Share issued for Investor Notices pursuant to Standby Equity Purchase Agreement (SEPA)	573,787	5	949,995	—	950,000
Issuance of common stock for commitment fee	43,147	1	249,999	—	250,000
Balance as of June 30, 2025	42,250,934	422	16,668,858	8,420,658	25,089,938

Net loss	—	—	—	(20,874,520)	(20,874,520)
Share issued for Investor Notices pursuant to Standby Equity Purchase Agreement (SEPA)	3,192,145	32	3,799,968	—	3,800,000
Balance as of June 30, 2026	45,443,079	454	20,468,826	(12,453,862)	8,015,418

The accompanying notes form an integral part of these audited consolidated financial statements.

ARMLOGI HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2026 AND 2025
(US$, except share data, or otherwise noted)

	For The Year Ended June 30, 2026	For The Year Ended June 30, 2025
	US$	US$
Cash Flows from Operating Activities:
Net loss	(20,874,520)	(15,348,767)
Adjustments for items not affecting cash:
Net gain (loss) from disposal of fixed assets	(104,061)	43,625
Depreciation of property and equipment and right-of-use financial assets	3,503,493	2,931,993
Amortization	41,479	38,081
Non-cash operating leases expense	3,891,672	7,536,058
Current estimated credit loss	1,398,646	275,610
Loss on debt extinguishment	—	1,192,431
Accretion of convertible note	527,251	617,845
Deferred income taxes recovery	—	(1,536,455)
Interest income	20,503	(144,501)
Changes in operating assets and liabilities
Accounts receivable and other receivables	5,758,337	2,981,935
Other current assets	701,791	625,686
Prepaid expenses	449,271	(246,211)
Other non-current assets	107,621	(28,000)
Accounts payable & accrued liabilities	(269,504)	2,102,444
Income tax payable	—	(57,589)
Contract liabilities	(423,100)	662,634
Accrued payroll liabilities	158,353	(122,100)
Net changes in derecognized ROU and operating lease liability	(20,847)	(63,874)
Net cash (used in) provided from operating activities	(5,133,615)	1,460,845

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,842,391)	(2,889,928)
Proceeds from disposal of property and equipment	191,161	48,000
Loans extended to third parties	(2,400,000)	(1,000,000)
Proceeds from loan repayments	4,760,000	2,036,705
Net cash provided by (used in) investing activities	708,770	(1,805,223)

Cash Flows from Financing Activities:
Lending to related parties	—	(350,209)
Repayments of finance lease liabilities	(590,635)	(360,443)
Repayment of commitment payable	—	(150,000)
Repayment of convertible notes pursuant to SEPA	(2,020,000)	(3,260,000)
Proceeds from convertible notes	—	8,092,473
Net cash (used in) provided by financing activities	(2,610,635)	3,971,821

Net (decrease) increase in cash and cash equivalents and restricted cash	(7,035,480)	3,627,443
Cash and cash equivalents and restricted cash, beginning of year	13,577,827	9,950,384
Cash and cash equivalents and restricted cash, end of year	6,542,347	13,577,827

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total the same amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	2,217,199	9,190,277
Restricted cash – non-current	4,325,148	4,387,550
Total cash and cash equivalents and restricted cash shown in the Consolidated Balance Sheet	6,542,347	13,577,827

Supplemental Disclosure of Cash Flows Information:
Cash paid for income tax	—	(122,248)
Cash paid for interest	—	(96,507)
Non-Cash Transactions:
Increase (Decrease) in right-of-use assets due to remeasurement of lease terms	63,896	(1,148,456)
Right-of-use assets acquired in exchange for operating lease liabilities	4,605,476	27,857,474
Right-of-use assets acquired in exchange for finance lease liabilities	950,792	819,155
Shares issued to settle commitment fee	—	250,000
Shares issued upon conversion of convertible notes issued pursuant to SEPA	3,800,000	950,000

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

2. Summary of significant accounting policies

Principal of consolidation

The audited consolidated financial statements include the financial statements of Armlogi Holding Corp. and its subsidiaries (collectively, the “Company”). All transactions and balances among Armlogi Holding Corp. and its subsidiaries have been eliminated upon consolidation.

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

Use of estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to allowance for credit losses associated with the accounts receivables, other receivables and loan receivables, impairment of right-of-use assets – operating lease, impairment of property, plant and equipment and valuation allowance against net deferred tax assets. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Going concern Assessment

These consolidated financial statements for fiscal years ended June 30, 2026 and 2025 have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company incurred a net loss of $20.9 million and utilized $5.1 million of net cash in operating activities during the fiscal year ended June 30, 2026 and, as of June 30, 2026, had a negative working capital of $25.6 million and accumulated deficits of $12.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is actively expanding its service offerings to new customers, optimizing warehouse utilization, and developing higher-margin logistics solutions to improve profitability and cash generation, and is concurrently seeking to raise working capital through discussions with financial institutions and investors to secure additional credit facilities and other forms of financing to fund its operations.

However, there can be no assurance that these plans and arrangements will be sufficient to meet the Company’s ongoing capital expenditure, working capital, and other requirements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of assets, or the amounts or classification of liabilities, that may result from the outcome of this uncertainty.

Measurement of credit loss on financial instruments

The Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments,” for financial assets at amortized cost including accounts receivable and other receivables, refundable deposits, and loan receivable. This guidance replaced the “incurred loss” impairment methodology with an approach based on “expected losses” to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Company used loss-rate method and individual evaluation method to estimate allowance for credit loss. For those past due balances over 1 year and other higher risk receivables identified by management are reviewed individually for collectability. In establishing an allowance for credit losses, the Company uses reasonable and supportable information, which is based on historical collection experience, the financial condition of its customers and assumptions for the future movement of different economic drivers and how these drivers will affect each other. Loss-rate approach is based on the historical loss rates and expectations of future conditions. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Cash and cash equivalents

Cash and cash equivalents consist of petty cash on hand and cash held in banks and other financial institutions, which is highly liquid and has original maturities of three months or less and is unrestricted as to withdrawal or use.

Restricted cash

Restricted cash represents amounts held as collateral for six standby letters of credit issued by Eastwest Bank in connection with certain of the Company’s lease agreements. The terms of the letters of credit commence on August 4, 2023, May 4, 2023, November 15, 2023, December 27, 2024, January 14, 2025, and March 20, 2025, respectively. The letters of credit are renewable on an annual basis until the termination thereof.

Certain risks and concentration

The Company’s financial instruments that potentially subject it to significant concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash, accounts receivable and other receivables, loan receivables, other current assets, and other non-current assets. As of June 30, 2026 and 2025, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the U.S., which management considers to be of high credit quality.

During the years ended June 30, 2026 and 2025, the Company’s five largest customers collectively accounted for approximately 55.9% and 55.1% of its total revenue, respectively. During the years ended June 30, 2026 and 2025, the Company’s top five suppliers collectively accounted for approximately 37.2% and 51.8% of its total purchases, respectively. Two suppliers collectively accounted for approximately 26.0% and 45.5% of the total purchases during the years ended June 30, 2026 and 2025, respectively, and no other supplier accounted for more than 10% of the total purchases over the same period.

As of June 30, 2026 and 2025, the largest three accounts receivable balances from customers accounted for approximately 36.6% and 66.0% of the total balance of accounts receivable, respectively.

Accounts receivable and other receivables

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers. The carrying value of the Company’s receivables, net of the expected credit loss, represents their estimated net realizable value. The Company evaluates the expected credit loss of accounts receivable and other receivables using a loss rate method based on historical information adjusted for current conditions and future estimated economic performance. The Company’s credit terms generally range from 3 to 30 days. Upon approval by the Board of Directors of the Company, the credit term may be extended to 180 days.

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation and impairment. Depreciation of property and equipment is calculated on a straight-line basis, after consideration of expected useful lives and estimated residual values. The estimated annual depreciation rates of these assets are generally as follows:

Category	Depreciation method	Depreciation rate
Furniture and fixtures	Straight-line	7 years
Auto & trucks	Straight-line	5 – 8 years
Trailers & truck chassis	Straight-line	5 – 17 years
Machinery & equipment	Straight-line	2 – 7 years
Leasehold improvements	Straight-line	Shorter of lease term or 15 years

Expenditures for maintenance and repairs are expensed as incurred. Gains or losses on disposals are the differences between net sales proceeds and carrying amounts of the relevant assets and are recognized in the consolidated statements of operations and comprehensive loss.

Long-Lived Assets

Long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds its fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability-weighted, expected present value calculations to the estimated future cash flows using assumptions that a market participant would utilize, or through the engagement of a third-party independent appraiser or valuation specialist. No impairment losses on long-lived assets were recorded during the years ended June 30, 2026 and 2025.

The Company’s intangible assets consist of software and security systems, which are amortized on a straight-line basis over five to seven years.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Revenue recognition

The Company provides one-stop logistics services. The Company’s revenue is primarily derived from transportation services, which include the arrangement of freight services. The Company generates its transportation services revenue by purchasing transportation from direct carriers and reselling those services to its customers.

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed-upon transaction price exists. The transaction price is typically fixed and is not contingent upon the occurrence or non-occurrence of any other event. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services provided to the customer, including certain ancillary services such as loading/unloading, freight insurance, and customs clearance, represent a single performance obligation, as these promises are not distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period over which to recognize revenue based on the departure date and the delivery date, and the measurement of revenue progress as of the reporting date affects the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers, as it depicts the pattern of the Company’s performance under its contracts with customers. Contract liabilities represent payments received from customers in excess of the revenue recognized. The contract liabilities are reported on a net position on a customer-by-customer basis at the end of each reporting period. The Company classifies these customer deposits as short-term contract liabilities, as the Company expects to satisfy these obligations within its normal operating cycle, which is generally one year. The change in contract liabilities is due to the timing of customer deposits for orders, offset by customer deposits recognized as revenue during the period. The Company expects to recognize revenue for any remaining performance obligations within a twelve-month period and has elected not to provide disclosures regarding remaining performance obligations for contracts with a term of one year or less.

The Company also provides warehousing services for its customers. These warehousing service contracts include two performance obligations: (i) inventory management and order fulfillment and (ii) storage services. The Company’s performance obligation for inventory management and order fulfillment is satisfied at a point in time, as services are generally priced based on the number of items processed and handled. The benefits are consumed by the customers at the point in time when such specific services are performed by the Company, and performance of such services generally takes less than one day to complete. The performance obligation for storage services is satisfied over time, as the storage service is based on a term period and the customers simultaneously receive and consume the services provided by the Company as they are performed. The transaction price for warehousing services is based on the consideration specified in the contract with the customer and comprises fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component comprises cost reimbursement per unit pricing for time and materials used, is determined based on cost plus a mark-up for hours of services provided and materials used, and is recognized based on the level of activity volume.

Other services consist primarily of customs house brokerage services sold on a standalone basis as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time upon the completion of the services. Duties and taxes collected from the customer and remitted to the customs agent on behalf of the customers are excluded from revenue.

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

(iv)	Step 4: Allocate the transaction price to the performance obligations in the contract

(v)	Step 5: Recognize revenue when the Company satisfies a performance obligation

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates which party controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company has determined that it acts as the principal with respect to its transportation services performance obligation, as it controls the establishment of prices for the specified services, manages all aspects of the shipment process, and assumes the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the consolidated statements of operations and comprehensive loss.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

A summary of the Company’s revenue disaggregated by major service lines is as follows:

	June 30, 2026	June 30, 2025
	US$	US$
Transportation services	108,620,049	127,013,393
Warehousing services	77,145,355	63,285,107
Other services	69,649	109,758
Total	185,835,053	190,408,258

Contract liabilities

Contract liabilities represent payments received from customers in excess of the revenue recognized. The contract liabilities are reported on a net position on a customer-by-customer basis at the end of each reporting period. The Company classifies these customer deposits as short-term contract liabilities, as the Company expects to satisfy these obligations within its normal operating cycle, which is generally one year. For the years ended June 30, 2026 and 2025, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were $939,097 and $247,824, respectively.

Practical Expedients

The Company has elected not to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period, as the Company’s contracts with its transportation customers have an expected duration of one year or less.

For the performance obligation to transfer warehousing services in contracts with customers, revenue is recognized in the amount for which the Company has the right to invoice the customer, as this amount corresponds directly with the value provided to the customer for the Company’s performance completed to date.

The Company also applies the practical expedient that permits the recognition of employee sales commissions related to transportation services as an expense when incurred, since the amortization period of such costs is less than one year. These costs are included in the consolidated statements of operations and comprehensive loss.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, management uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Management uses the implicit rate when readily determinable. Lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses, costs of sales and other expenses.

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

The Company performs an annual impairment analysis on ROU assets; as of June 30, 2026, no material impairment of ROU assets was identified.

The Company has elected to account for leases with both lease and non-lease components as a single lease component. For leases with an initial term of 12 months or less, the Company has elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term.

Taxation

Current income taxes are provided on the basis of net income for financial reporting purposes, adjusted for income and expense items that are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carryforwards, and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the consolidated statements of operations in the period of enactment of the change.

The Company considers positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income within the carryforward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, the Company has considered possible sources of taxable income, including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carryforwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trends of profits expected to be reflected within the industry.

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments, and new or emerging legislation. Such adjustments are recognized in their entirety in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2026 and 2025.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Earnings per share

Basic earnings per share of common stock are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares outstanding, plus the number of additional shares that would have been outstanding if the potential shares, such as restricted stock awards and stock options, had been issued and were considered dilutive.

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

All of the Company’s business activities for the years ended June 30, 2026 and 2025 were conducted in the United States. Accordingly, all revenue for the years ended June 30, 2026 and 2025 was derived from the United States.

The Company’s long-lived assets consist primarily of property and equipment, right-of-use assets and restricted cash. As of June 30, 2026 and 2025, all of the Company’s long-lived assets were in the U.S.

Fair value measurement

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable and other receivables, loan receivables, other current assets, accounts payable and accrued liabilities, and lease liabilities. The carrying amounts of cash and cash equivalents, accounts receivable and other receivables, loan receivables, other current assets, accounts payable and accrued liabilities, and lease liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of the Company’s long-term lease liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated using current interest rates.

The Company identified no transfers between levels during any of the periods presented. The Company did not hold any financial instruments measured at fair value on a recurring or non-recurring basis as of June 30, 2026 or 2025.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (cont.)

Cost of Services

Cost of services primarily consists of amortization and depreciation, equipment lease and warehouse lease expenses, freight expenses, port handling and customs fees, salary and benefits, temporary labor expenses, warehouse expenses, utilities, and other expenses.

General and administrative expenses

General and administrative expenses primarily consist of office equipment and furniture depreciation expenses, office expenses, professional fees, office space rental expenses, warehouse lease expenses, repairs and maintenance, salary and benefits, sundry costs, vehicle expenses, taxes and licenses, credit loss expenses, and other expenses.

Commitments and Contingencies

In the normal course of business, the Company is subject to commitments and contingencies, including operating lease and finance lease commitments, legal proceedings and claims arising out of its business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss will occur and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments on liability for contingencies, including the historical and specific facts and circumstances of each matter.

Recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company has not yet adopted this new guidance and is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03 for non-calendar year-end entities. ASU 2024-03 and ASU 2025-01 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has not yet adopted this new guidance and is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, which simplifies credit loss measurement for current accounts receivable and contract assets under Topic 326. This standard is effective for all entities for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet adopted this new guidance and is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, which enhances interim reporting requirements under Topic 270. For public business entities, ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For all other entities, it is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities. The Company has not yet adopted this new guidance and is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable and Other Receivables, Net

Accounts receivable and other receivables, net consisted of the following:

	June 30, 2026	June 30, 2025
	US$	US$
Accounts receivable	16,971,258	22,714,258
Other receivables	72,772	88,111
Gross total	17,044,030	22,802,369
Less: allowance for credit loss	(1,273,113)	(594,869)
Total	15,770,917	22,207,500

The movement of allowance for credit loss for the years ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
	US$	US$
Balance as of beginning	594,869	407,182
Additional provision	678,244	275,610
Write-off	-	(87,923)
Ending balance	1,273,113	594,869

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2026	June 30, 2025
	US$	US$
Furniture and fixtures	12,223,909	10,414,191
Auto & Truck	2,721,874	2,624,905
Trailers & track chassis	2,215,011	2,215,011
Machinery & equipment	2,543,639	2,139,119
Leasehold improvement	139,541	139,541
Total	19,843,974	17,532,767
Less: Accumulated depreciation	(9,068,784)	(6,272,947)
Property and equipment, net	10,775,190	11,259,820

Depreciation expenses are recorded in costs of sales and general and administrative expenses. During the years ended June 30, 2026 and 2025, the Company recorded total depreciation expenses of US$2,899,311 and US$2,555,625, respectively, of which US$2,704,417 and US$2,349,234 were recorded in costs of sales, and US$194,894 and US$206,391 were recorded in general and administrative expenses, respectively.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2026	June 30, 2025
	US$	US$
Security Systems	85,758	85,758
Software	100,021	100,021
Total	185,779	185,779
Less: Accumulated amortization	(172,631)	(131,152)
Intangible, net	13,148	54,627

The Company recorded amortization expenses of US$41,479 and US$38,081, which were included in costs of sales, for the years ended June 30, 2026 and 2025, respectively.

6. Loan Receivables

During the years ended June 30, 2026 and 2025, the Company’s loan receivables consisted of the following:

i)	On January 24, 2024, the Company entered into a loan agreement with Athena Home Inc. (a customer) for a principal amount of US$600,000. The loan originally matured on January 24, 2025 and bore interest at a rate of 3.2% per annum. After several extensions, the maturity date of the loan was extended to July 24, 2026 on January 20, 2026. A partial payment of US$160,000 was received as of June 30, 2026.

ii)	On May 21, 2024, the Company entered into a loan agreement with MYJW LLC (a vendor) for a principal amount of US$400,000. The loan originally matured on December 31, 2025 and bore interest at a rate of 3.2% per annum. The maturity date of the loan was extended to December 31, 2026 on December 31, 2025. A partial payment of US$80,000 was received as of June 30, 2026.

iii)	On June 13, 2024, the Company entered into a loan agreement with Bacalar Enterprise Freight Inc. (a vendor) for a principal of US$250,000. The loan originally matured on June 13, 2025 and bears interest at a rate of 3.2% annually. After several extensions, the maturity date of the loan was extended to December 13, 2026 on December 13, 2025. A partial payment of US$50,000 was received as of June 30, 2026.

iv)	On August 7, 2025, the Company entered into a loan agreement with Leopard Transnational Inc. (a third-party company) in the principal amount of US$200,000. The loan matures on August 7, 2026 and bears interest at a rate of 3.6% annually. A partial payment of US$50,000 was received on August 21, 2025.

v)	On September 8, 2025, the Company entered into a loan agreement with Leopard Transnational Inc. (a third-party company) in the principal amount of US$250,000. The loan matures on September 8, 2026 and bears interest at a rate of 3.6% annually.

vi)	On September 9, 2025, the Company entered into a loan agreement with Kimberly Tenneco Inc. (a customer) in the principal amount of US$820,000. The loan matures on December 31, 2026 and bears interest at a rate of 5.0% annually. The loan was fully repaid on December 3, 2025.

vii)	On April 15, 2026, the Company entered into a loan agreement with Leopard Transnational Inc. (a third-party company) in the principal amount of US$30,000. The loan matures on June 30, 2027 and bears interest at a rate of 3.6% annually.

viii)	On May 28, 2024, the Company entered into a loan agreement with Pundarika LLC. (a third-party company) in the principal amount of US$1.5 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid in two tranches: US$1.0 million on November 14, 2024, and US$0.5 million on September 19, 2025.

ix)	On June 6, 2024, the Company entered into a loan agreement with Pundarika LLC. (a third-party company) in the principal amount of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid by September 30, 2025.

x)	On August 29, 2024, the Company entered into a loan agreement with Pundarika LLC. (a third-party company) in the principal amount of US$1.0 million. The loan matures on December 31, 2025 and bears interest at a rate of 3.2% annually. The loan was fully repaid by September 30, 2025.

As of June 30, 2026, the Company recorded a loan receivable balance of US$1,059,612, including accrued interest income of US$99,612. During the year ended June 30, 2026, the Company recognized a credit loss allowance of US$453,449.

The movement of allowance for credit loss for the years ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
	US$	US$
Balance as of beginning	-	-
Additional provision	453,449	-
Ending balance	453,449	-

As of June 30, 2025, the Company recorded a loan receivable balance of US$3,893,563, including accrued interest income of US$143,563.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Leases

As of June 30, 2026, the Company had operating and finance leases for office space, warehouse space, and forklifts. Lease terms expire at various dates from September 2026 through November 2034, with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in the calculation of right-of-use (“ROU”) assets or lease liabilities, as there is no reasonable certainty, as of the date of this report, that these options will be exercised. The Company had certain sublease arrangements and recognized US$286,000 and US$1,253,104 of sublease income during the years ended June 30, 2026 and 2025, respectively.

During the year ended June 30, 2026, the Company recognized additional operating lease liabilities of US$4,605,476 arising from one new operating lease agreement and one renewed lease agreement, compared to the June 30, 2025 operating lease liability balance of US$128,220,460. The corresponding ROU assets were recognized at a discount rate of 10.25%, resulting in ROU assets of US$4,605,476 recognized on the respective commencement dates. For the year ended June 30, 2026, the Company terminated certain operating lease agreements prior to their original expiration dates. As a result, ROU assets and lease liabilities of US$2,151,439 and US$2,172,285, respectively, were derecognized.

The components of lease expenses were as follows:

	June 30, 2026	June 30, 2025
	US$	US$
Operating:
Operating lease expenses	36,790,295	34,402,300

Financing:
Accretion	122,664	96,507
Amortization – included in costs of sales	604,183	376,368
Total	726,847	472,875

Cash paid for amounts included in the measurement of liabilities:

Operating cash flows used in operating leases	32,898,624	26,866,242
Operating cash flows used in finance leases	122,664	96,507
Financing cash flows used in finance leases	590,635	360,443
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	4,605,476	27,857,474
Finance leases	950,792	819,155

Of the total operating lease expenses of US$36,790,295 and US$34,402,300  recognized during the years ended June 30, 2026 and 2025, respectively, US$29,636,118 and US$31,677,864 were recorded in cost of sales, US$7,154,177 and US$2,327,782 were recorded in general and administrative expenses, and US$Nil and US$396,654 were recorded in other expenses, for the years ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the maturities of lease liabilities for each of the following fiscal years ending June 30 and thereafter were as follows:

	Operating	Finance
	US$	US$
2027	36,017,717	673,549
2028	38,215,401	438,487
2029	26,251,319	140,095
2030	10,867,118	8,090
2031 and beyond	30,359,329	-
Total minimum lease payment	141,710,884	1,260,221
Less: imputed interest	(31,075,209)	(116,045)
Total lease liabilities	110,635,675	1,144,176
Less: current portion	(34,028,979)	(641,734)
Non-current portion	76,606,696	502,442

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Leases (cont.)

Weighted average remaining lease term:

Operating leases	4.53 years
Finance leases	2.06 years

Weighted average discount rate:

Operating leases	10.35%
Finance leases	9.52%

During the year ended June 30, 2026, US$151,537 (2025: US$60,000) lease expense was recognized in costs of sales under short-term leases.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2026	June 30, 2025
	US$	US$
Accounts payable	9,176,137	9,005,727
Credit card Payable	133,951	485,909
Other liabilities	684,581	113,147
Total	9,994,669	9,604,783

Other liabilities as of June 30, 2026 consist primarily of customs duty advance payments received from customers.

9. Convertible notes

On November 25, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $50.0 million (the “Commitment Amount”) of the Company’s common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. In connection with the SEPA, and subject to the conditions set forth therein, the Investor agreed to advance to the Company, pursuant to certain convertible promissory notes (the “Convertible Notes”), an aggregate principal amount of up to $21.0 million (the “Pre-Paid Advance”), subject to a 10% original issue discount, to be disbursed to the Company in three tranches:

●	The first Pre-Paid Advance was disbursed on November 25, 2024 (Promissory Note 1), in the amount of $5.0 million, and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The second Pre-Paid Advance was disbursed on December 17, 2024 (Promissory Note 2), in the amount of $5.0 million, and the Company received $4.5 million in cash, net of the 10% original issue discount.

●	The third Pre-Paid Advance, originally expected to be advanced in the principal amount of $11.0 million on the second trading day after the initial Registration Statement (as defined in the SEPA) first became effective, was not disbursed, as the initial Registration Statement did not become effective within 75 calendar days of the date of the registration rights agreement entered into between the Company and the Investor in connection with the SEPA, which was a condition precedent to such advance.

Pursuant to the SEPA, the Company, at its sole discretion, has the right, but not the obligation, to issue and sell to the Investor shares of the Company’s common stock by the delivery to the Investor of Advance Notices (as defined in the SEPA). In addition, the Investor, at its sole discretion, has the right, but not the obligation, by the delivery to the Company of Investor Notices, to cause an Advance Notice to be deemed delivered to the Investor and to require the issuance and sale of the Company’s common stock to the Investor, for so long as there is a balance outstanding under a Convertible Note.

The Company agreed to pay a commitment fee of $500,000, representing 1% of the Commitment Amount (the “Commitment Fee”). The Commitment Fee was to be satisfied as follows: (i) one-half of the Commitment Fee, amounting to $250,000, was paid on December 13, 2024 through the issuance of 43,147 shares of common stock to the Investor, the number of which was determined by dividing one-half of the Commitment Fee by the average of the daily volume-weighted average price (“VWAP”) of the Company’s common shares during the three trading days immediately preceding November 25, 2024; and (ii) the remaining one-half of the Commitment Fee, amounting to $250,000 (the “Deferred Fee”), was initially expected to be paid on the three-month anniversary of the date of the SEPA, either in cash or, at the Company’s election, by way of a Pre-paid Advance. Pursuant to a modification agreement (the “Modification Agreement”) entered into by and between the Company and the Investor, the Company agreed to pay to the Investor a reduced amount of $150,000 in cash on March 24, 2025, and the Investor agreed to accept such reduced amount in full satisfaction of the Deferred Fee.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Convertible notes (cont.)

Unless earlier terminated as provided thereunder, the SEPA was automatically terminable on the earliest of (i) November 25, 2026; provided that if any Convertible Notes were then outstanding, such termination would be delayed until the date on which all such outstanding Convertible Notes had been repaid in full; or (ii) the date on which the Investor had made payment of Pre-paid Advances pursuant to the SEPA for shares of common stock equal to $50,000,000.

Advance Notice

If the Company requested a purchase of shares of common stock from the Investor by the delivery of an Advance Notice to the Investor, the purchase price therefor was the price per share of common stock obtained by multiplying the market price by (i) 95% in respect of an Advance Notice within an Option 1 Pricing Period (as defined below) or (ii) 97% in respect of an Advance Notice within an Option 2 Pricing Period (as defined below).

The “Option 1 Pricing Period” means the period on the applicable Advance Notice date with respect to an Advance Notice selecting an Option 1 Pricing Period commencing (i) if submitted to the Investor prior to 9:00 a.m. Eastern Time on a trading day, the open of trading on such day, or (ii) if submitted to the Investor after 9:00 a.m. Eastern Time on a trading day, upon receipt by the Company of written confirmation of acceptance of such Advance Notice by the Investor (or the open of regular trading hours, if later), such confirmation having specified such commencement time, and, in either case, ending on 4:00 p.m. New York City time on the applicable Advance Notice date, or such other time as agreed to by the parties. The “Option 1 Market Price” means the VWAP of the common stock during the Option 1 Pricing Period.

The “Option 2 Pricing Period” means the three consecutive trading days commencing on the Advance Notice Date. The “Option 2 Market Price” means the VWAP of the common stock during the Option 2 Pricing Period.

Investor Notice

If the Investor requested a sale from the Company by the delivery of an Investor Notice to the Company, the purchase price, as of any conversion date or other date of determination, was the lower of (i) $7.5937 per share of common stock, or (ii) 94% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Price”), which Variable Price was no lower than the floor price ($1.1880) (the “Floor Price”) then in effect.

In March 2025, the Company issued 434,879 shares of common stock, par value of US$0.00001 per share, at a price of US$1.72 per share, for an aggregate amount of US$750,000, representing the conversion of Convertible Notes pursuant to Investor Notices under the SEPA.

In May 2025, the Company issued 138,908 shares of common stock, par value of US$0.00001 per share, at a price of US$1.4398 per share, for an aggregate amount of US$200,000, representing the conversion of Convertible Notes pursuant to Investor Notices under the SEPA.

In September 2025, the Company issued 77,669 and 3,114,476 shares of common stock, par value of US$0.00001 per share, at a price of US$1.29 and US$1.19 per share, respectively, for an aggregate amount of US$3,800,000, representing the conversion of Convertible Notes pursuant to Investor Notices under the SEPA.

Repayments of Convertible Notes

Interest accrued on the outstanding principal balance of the Convertible Notes at an annual rate of 0% (the “Interest Rate”), which Interest Rate would increase to an annual rate of 18% upon the occurrence of an event of default (for so long as such event remains uncured).

If, at any time after the issuance date of a Convertible Note, and from time to time thereafter, an Amortization Event (as defined below) shall have occurred, then the Company shall make monthly payments beginning on the seventh (7th) trading day after the Amortization Event Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount shall have been repaid. Each monthly payment shall be in an amount equal to the sum of (i) $5,000,000 of the principal in the aggregate (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), (ii) 10% of the Amortization Principal Amount, and (iii) the accrued and unpaid interest under the Convertible Note as of each payment date.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Convertible notes (cont.)

An “Amortization Event” means (i) the daily VWAP is less than the Floor Price then in effect for five trading days during a period of seven consecutive trading days, (ii) the Company has issued to the Investor, pursuant to the transactions contemplated in a Convertible Note, the other notes and the SEPA, in excess of 99% of the common stock available under the exchange cap of 8,322,636 shares of common stock, which represent 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA, or (iii) at any time after the effectiveness deadline of February 8, 2025, the Investor is unable to utilize a registration statement to resell underlying common stock for a period of ten (10) consecutive trading days (the last day of each such occurrence, an “Amortization Event Date”).

The Convertible Notes are accounted for as a single liability measured at amortized cost. The original issue discount and all the transaction costs related to the issuance of the Convertible Notes are capitalized to the carrying amount of the Convertible Notes and presented as a direct deduction from the debt liability. The discount and transaction costs are amortized into expenses based on the effective interest rate method. The effective interest rate related to the Convertible Notes is 13.99%.

First Modification

Pursuant to the Modification Agreement signed with the Investor on March 21, 2025 (the “First Modification”), the Company confirmed, acknowledged, and agreed that an event described in Section 1(c) of the Convertible Notes had occurred (the “Floor Price Event”) and was continuing, because the VWAP was less than the Floor Price for five consecutive Trading Days. The Company acknowledged that the occurrence of the Floor Price Event constituted an Amortization Event under the Convertible Notes, requiring the Company to make monthly cash payments in accordance with Section 1(c) of the Convertible Notes. In connection with this obligation, the Company agreed to make cash payments on specified dates and in minimum amounts.

The payment schedule commenced with an initial payment of $850,000 due on March 24, 2025, followed by eight weekly minimum payments of $200,000 each, beginning the week of March 31, 2025 and continuing through the week of May 19, 2025. In total, the Company was obligated to make aggregate minimum payments of $2,450,000 under this schedule.

The Company fully settled these minimum payments in accordance with the payment schedule. The Company also retained the option to make payments in excess of the stated minimums, and any such additional amounts were applied first to reduce the outstanding principal balance of the Convertible Note dated November 25, 2024.

In consideration of the covenants and agreements set forth in the Modification Agreement dated March 21, 2025, the Investor agreed, from the date thereof until May 20, 2025, to: (A) defer the Company’s obligation to make monthly payments as a result of the Floor Price Event or otherwise pursuant to Section 1(c) of the Convertible Notes, (B) not submit any Conversion Notices or Investor Notices unless the common stock traded at a price per share greater than $1.80 at the time any such notice was delivered, and (C) waive the application of the Payment Premium in respect of Company payments made in accordance with Section 2 of the Modification Agreement; in each case, provided that (i) the Company strictly complied with the terms of the Modification Agreement and (ii) no Event of Default had occurred or existed, and no breach of any term of any of the Financing Documents had occurred.

As the terms of the modified debt instrument were not substantially different from those of the original debt instrument, the First Modification is accounted for as a modification.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Convertible notes (cont.)

Second Modification

Pursuant to the Modification Agreement signed with the Investor on June 6, 2025 (the “Second Modification”), the Company agreed to make cash payments on the dates and in the minimum amounts under the promissory notes in the aggregate, as set forth below. The Company may, at its option, make cash payments in excess of the minimum amounts set forth below. Payments made pursuant to the Modification Agreement were applied first to Promissory Note 2, then to Promissory Note 1, unless otherwise agreed by the parties.

Date	Minimum Payment (Principal + Premium)
June 6, 2025	$1,010,000
July 16, 2025	$1,010,000
August 15, 2025	$1,010,000

The present value of the cash flows under the new debt instrument, when discounted at the effective interest rate of the original instrument, exceeds 10% of the present value of the remaining cash flows under the original instrument. As the terms of the modified debt instrument are substantially different from those of the original debt instrument, the Second Modification is accounted for as an extinguishment.

For the year ended June 30, 2025, the Company had paid the minimum payment of $3,260,000 pursuant to the First Modification and Second Modification. For the year ended June 30, 2026, the Company had paid the minimum payment of $2,020,000 pursuant to the Second Modification.

The Company fully satisfied all payment obligations pursuant to the First Modification and the Second Modification, and, upon the conversion of the Convertible Notes into 3,192,145 shares of common stock in September 2025, all outstanding Convertible Notes were fully settled.

10. Other Income (Expenses)

Other income, net consisted of the following:

	June 30, 2026	June 30, 2025
	US$	US$
Rental income	286,000	1,253,104
Rental expense	-	(408,098)
Interest income	244,976	381,033
Credit card rebate income	267,484	803,856
Other income	417,425	684,449
Total	1,215,885	2,714,344

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

Under current California state and U.S. federal income tax laws, the Company’s California subsidiaries are subject to the California state corporate income tax at a rate of 8.84% and federal income tax at a flat rate of 21%.

During the year ended June 30, 2026, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis for the first annual period beginning after December 15, 2024. The adoption did not affect the recognized amounts of income tax expense or related tax balances; it expanded the income tax disclosures presented below. Prior comparative periods have not been restated, consistent with the prospective method of adoption.

Components of loss before income taxes

The following table presents the components of loss before income taxes by geographic region for the year ended June 30, 2026, in accordance with the updated requirements of ASU 2023-09:

June 30, 2026
US$
United States	(20,874,520)
Total income (loss) before income taxes	(20,874,520)

The following tables present the provision for, or benefit from, income taxes for the year ended June 30, 2026, in accordance with the updated requirements of ASU 2023-09:

June 30, 2026
Current income taxes:	US$
U.S. Federal	—
U.S. State & local (net)	—
Total current	—

Deferred income taxes:
U.S. Federal	—
U.S. State & local (net)	—
Total deferred	—

Income tax expenses	—

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (cont.)

The Company’s income tax recovery for the fiscal year ended June 30, 2025 consisted of the following:

June 30, 2025
US$
Current	(26,954)
Deferred	(1,536,455)
Total income tax recovery	(1,563,409)

During the fiscal year ended June 30, 2026, the Company adopted ASU 2023-09. As a result of the adoption, the effective income tax rates for the year ended June 30, 2026 are as follows:

	Year ended June 30, 2026
	US$	%
US Federal and State Statutory Taxes	(4,383,649)	21.0

State and local income taxes, net of federal income tax effect	(1,457,793)	7.0
Federal non-deductible expenses	602,948	(2.9)
State-only non-deductible expenses, net of federal tax effect	179,112	(0.9)
Change in valuation allowance of deferred income tax assets	5,059,382	(24.2)
Total income tax expenses and effective tax rate	—	—

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

June 30, 2025
US$
Statutory tax rate	29.84%

Loss for the year before income taxes	(16,912,176)

Expected income tax expense	(5,046,594)
Permanent differences – deductible state tax expense in the computation of federal income tax	-
Change in valuation allowance	3,510,139
Prior year true-up	(26,954)
Total income tax recovery	(1,563,409)

Income Taxes Paid

The amount of cash paid for income taxes (net of refunds) for the year ended June 30, 2026 is as follows:

Year ended June 30, 2026
US$
United States	—
Total income taxes paid, net of refunds	—

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (cont.)

Significant components of deferred income tax assets and liabilities were as follows:

	June 30, 2026	June 30, 2025
	US$	US$
Deferred income tax assets (liabilities)
Net operating loss carry forward	9, 728,004	5,040,024
Allowance for credit loss	557,857	177,509
Valuation allowance	(8, 569,521)	(3,510,139)
Property, plant and equipment	(1,716,340)	(1,707,394)
Total deferred income tax assets (liabilities)	-	-

As of June 30, 2026, the Company had federal and state net operating loss carryforwards of US$18.0 million and US$19.3 million, respectively, which may be carried forward indefinitely.

12. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock, par value US$0.00001 per share, of which 45,443,079 and 42,250,934 shares were issued and outstanding as of June 30, 2026 and 2025, respectively.

As of June 30, 2026 and 2025, the Company had 81,700 warrants outstanding and exercisable to purchase an aggregate of 81,700 shares of common stock.

On December 13, 2024, the Company issued 43,147 shares of common stock, par value of US$0.00001 per share, at a price of US$5.79 per share, for an aggregate amount of US$250,000, representing 50% of the commitment fee payable to an investor.

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

In September 2025, the Company issued 77,669 shares of common stock at a price of US$1.29 per share and 3,114,476 shares of common stock at a price of US$1.19 per share, each with a par value of US$0.00001 per share, for an aggregate amount of US$3,800,000, for Investor Notices pursuant to the SEPA to settle the remaining balance on the convertible notes.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information

The Company follows FASB ASC Topic 280, Segment Reporting, which requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resource allocation and to assess each operating segment’s performance.

The Company’s CODM is Mr. Aidy Chou, Chief Executive Officer of the Company. The CODM regularly reviews financial information, including segment revenue, gross loss, general and administrative expenses, segment net loss, segment assets, and long-lived assets, to evaluate segment performance and allocate resources accordingly.

Based on its internal management reporting and assessment, the Company has determined that it operates in one reportable segment, with over 90% of its revenues and assets generated within the United States.

As the Company operates in only one reportable segment, all financial information required by ASC 280 is presented in the accompanying consolidated financial statements. Substantially all of the Company’s revenues are derived from operations conducted in the United States, and substantially all of its long-lived assets are located in the United States.

The Company operates as a single operating and reportable segment. Accordingly, the significant expenses regularly provided to the CODM are those presented in the consolidated statements of operations, which include general and administrative expenses.

14. Earnings per Share

Basic and diluted net loss per share for the year ended June 30, 2026 and 2025 were as follows:

	June 30, 2026	June 30, 2025
	US$	US$
Numerator:
Net loss attributable to stockholders – basic and diluted	(20,874,520)	(15,348,767)

Denominator:
Weighted average number of shares of common stock outstanding – basic and diluted	44,691,736	41,808,909
Basic and diluted net loss per share	(0.47)	(0.37)

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares and dilutive share equivalents outstanding during the period. For the years ended June 30, 2026 and 2025, the computation of diluted loss per share excludes the dilutive effect of the Company’s outstanding unexercised warrants and convertible debt, as the Company was in a net loss position for each such period.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies

Other commitments

Other than the standby letters of credit with Eastwest Bank in the aggregate amount of US$4,325,148 (see Note 2) and the operating and finance leases (see Note 7), the Company did not have other significant commitments, long-term obligations, or guarantees as of June 30, 2026 and 2025.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. As of June 30, 2026, except the transfer of listing of the Company’s common stock described below, the Company was not a party to any material legal or administrative proceedings. As of June 30, 2025, the Company was not a party to any material legal or administrative proceedings.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

As previously disclosed on a Current Report on Form 8-K filed by the Company, on November 7, 2025, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the 30 consecutive business days preceding the receipt of the notice, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market (the “Minimum Bid Price Requirement”). The Company was granted an initial period of 180 calendar days, or until May 6, 2026, to regain compliance with the Minimum Bid Price Requirement.

On March 26, 2026, the Company submitted an application to Nasdaq to transfer the listing of its common stock from The Nasdaq Global Market to The Nasdaq Capital Market, along with a written notification of its intent to regain compliance with the Minimum Bid Price Requirement, including by effecting a reverse stock split if necessary. The Staff notified the Company in a letter dated May 7, 2026 (the “Second Nasdaq Notice”) that Nasdaq had approved the Company’s application to list its common stock on The Nasdaq Capital Market. Nasdaq’s approval was based in part upon the Company meeting the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the bid price requirement), the Company’s written notice of its intention to cure the deficiency by effecting a reverse stock split, if necessary, its agreement to the conditions outlined in the Nasdaq Listing Agreement, and additional supporting information provided in its application.

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

In addition, as previously disclosed on a Current Report on Form 8-K filed by the Company, on April 17, 2026, the Company received a notice from Nasdaq that the listing of its common stock was not in compliance with Nasdaq Listing Rule 5450(b)(1)(C) for continued listing on The Nasdaq Global Market, as the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below $5,000,000 for the previous 30 consecutive business days (the “MVPHS Deficiency”). Upon transfer to The Nasdaq Capital Market, the Company automatically regained compliance with the MVPHS requirement.

The Company intends to continue actively monitoring the bid price for its shares of common stock through the expiration of the Second Compliance Period and will consider all available options to resolve the deficiency, including the reverse stock split, as approved by the Board on September 21, 2026. However, there can be no assurance that the Company will be able to regain or maintain compliance with the Nasdaq listing criteria or continue to meet the continued listing requirements of The Nasdaq Capital Market.

ARMLOGI HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions and Balances

Related Parties

Name of related parties	Relationship with the Company
Aidy Chou	Founder, CEO, and substantial stockholder
Tong Wu	Founder, Interim Chief Financial Officer, Secretary, Treasurer, director, and substantial stockholder
Junchu Inc.	A company wholly-owned by Tong Wu

Related Party transactions

The Company had no related party transactions.

17. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2026, through the date the consolidated financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the audited consolidated financial statements.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective due to a material control weakness related to inadequate formalization and documentation of internal control policies and procedures over key financial reporting processes.

We have continued our efforts to strengthen our internal control environment, including by:

-	implementing company-wide control policies and standardized procedures for transaction approvals, account reconciliations, and financial reporting cycles;

-	designating internal personnel to oversee the execution of internal controls and ensuring appropriate oversight by our financial and senior management team; and

-	increasing the frequency and scope of management’s review of key financial reporting processes and significant account balances.

While the above measures represent meaningful progress, we have not yet completed formal written documentation of these policies and procedures, nor have we engaged a third-party internal audit firm to complete ICFR testing and attestation work, due to funding constraints resulting from operating at a net loss for the fiscal year ended June 30, 2026. We plan to engage a qualified third-party internal audit firm to assist in designing, documenting, and testing our ICFR framework in accordance with SOX requirements, as resources permit.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information to be set forth in our Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Section 16(a) Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information will be set forth in the 2026 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” and will be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information will be set forth in the 2026 Proxy Statement under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and will be incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information will be set forth in the 2026 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” and will be incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information will be set forth in the 2026 Proxy Statement under the heading “Matters Relating to the Independent Registered Public Accounting Firm” and will be incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	333-274667	3.1	September 22, 2023

3.2	Amendment to Articles of Incorporation of the Registrant, dated February 22, 2023, for correction of par value	S-1	333-274667	3.2	September 22, 2023

3.3	Bylaws	S-1	333-274667	3.3	September 22, 2023

4.1	Specimen Stock Certificate	S-1	333-274667	4.1	September 22, 2023

4.2	Description of Securities	10-K	001-42099	4.2	September 26, 2024

10.1	Employment Agreement effective as of January 1, 2022 by and between Aidy Chou and Armstrong Logistic	S-1	333-274667	10.1	September 22, 2023

10.2	Employment Agreement effective as of January 1, 2022 by and between Tong Wu and Armstrong Logistic	S-1	333-274667	10.2	September 22, 2023

10.3	Appointment Agreement dated August 1, 2026 by and between Tong Wu and the Registrant	8-K	001-42099	10.1	August 3, 2026

10.4	Indemnification Agreement dated September 22, 2023 by and between Aidy Chou and the Registrant	S-1	333-274667	10.4	September 22, 2023

10.5	Indemnification Agreement dated September 22, 2023 by and between Tong Wu and the Registrant	S-1	333-274667	10.5	September 22, 2023

10.6	Indemnification Agreement dated September 22, 2023 by and between Russell Morgan and the Registrant	S-1	333-274667	10.8	September 22, 2023

10.7	Director Offer Letter, between Russell Morgan and the Registrant, dated September 19, 2023	S-1	333-274667	10.11	September 22, 2023

10.8	Director Offer Letter, between David Chiu and the Registrant, dated August 31, 2025				Filed herewith

10.9	Director Offer Letter, between Maxwell E. Lin and the Registrant, dated August 31, 2025				Filed herewith

10.10	Service Agreement dated April 10, 2020 by and between FedEx and Armstrong Logistic	S-1	333-274667	10.13	September 22, 2023

10.11	English Translation of Overseas Warehouse Entrustment Service Agreement, dated July 21, 2021, by and between Goldensee Limited and Armstrong Logistic, Inc.				Filed herewith

10.12	Warehousing, Fulfillment and Logistic Services Agreement, dated as of January 1, 2024, by and between Armstrong Logistics Inc. (d/b/a Armlogi) and Kimberly Tenneco Inc.				Filed herewith

10.13	English Translation of FedEx Courier Account Usage Agreement, dated April 25, 2024, by and between Armstrong Logistic, Inc. and Flatiron Merchants, Inc.				Filed herewith

10.14	English Translation of Warehousing Agreement, dated September 1, 2024, by and between AUKEY International Limited and Armstrong Logistic Inc.				Filed herewith

10.15	English Translation of Account Usage Agreement, dated November 1, 2024, by and between Armstrong Logistic Inc. and FASTBUY Inc.				Filed herewith

14.1	Code of Business Conduct and Ethics	S-1	333-274667	14.1	September 22, 2023

19.1	Insider Trading Policy	10-K	001-42099	19.1	September 26, 2024

21.1	Subsidiaries	S-1	333-274667	21.1	September 22, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

97.1	Compensation Recovery Policy	10-K	001-42099	97.1	September 26, 2024

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armlogi Holding Corp.

Date: September 25, 2026	By:	/s/ Aidy Chou
	Name:	Aidy Chou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aidy Chou	Chief Executive Officer, Director, and	September 25, 2026
Name: Aidy Chou	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Tong Wu	Interim Chief Financial Officer, Secretary, Treasurer, and Director	September 25, 2026
Name: Tong Wu	(Principal Accounting and Financial Officer)

/s/ Maxwell E. Lin	Director	September 25, 2026
Name: Maxwell E. Lin